Form 10-Q
period 2025-06-30
Riot Platforms, Inc.
filed 2025-07-31
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025 , the registrant had 369,623,180 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those that are incorporated by reference herein. All statements in this Quarterly Report and the documents incorporated by reference herein, other than statements of historical fact, are “forward-looking statements” within the scope of this cautionary note, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations, integration of new equipment, systems, technologies, services or developments; the development of the Company’s remaining power capacity for artificial intelligence (“AI”)/high-performance computing (“HPC”) uses; the development and implementation of industrial-scale immersion-cooled bitcoin mining hardware at our Bitcoin Mining facilities in Kentucky and Texas; the anticipated demand for AI/HPC uses; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of bitcoin rewards and transaction fees we earn from our Bitcoin Mining operations; future self-mining hash rate capacity; timing of receipt and deployment of miners; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions; however, forward-looking statements may be made without such terminology.

Such forward-looking statements reflect our management’s opinions, expectations, beliefs, and assumptions based on information currently available to management regarding future events, which may not materialize or prove to be correct due to certain risks and uncertainties, including those risks which the Company’s management has identified and believes to be material and those which management has not identified, or which management does not believe to be material. Such risk factors are described in greater detail under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”), as well as under similar headings in subsequent filings we may make with the SEC. It is not possible for our management to predict all risks, the potential impact of all factors on our business, or the extent to which any factor, or combination of factors, may cause our actual results to differ, perhaps materially, from those contained in, or implied by, any forward-looking statements we may make. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date the statements are made and are not guarantees of future performance or actual results. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholders’ equity, and cash flows, and the market price of our securities may decline, as a result.

Accordingly, you should read this Quarterly Report and the other filings we make with the SEC, in their entirety and understand that our future results may be materially different from our historical results and from the results expressed in, or implied by, the forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein. The forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified by the foregoing cautionary statements and are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the PSLRA.

As used throughout this Quarterly Report, the term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol, which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the coin, bitcoin.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except for share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$255,371	$277,860
Restricted cash	74,877	73,441
Accounts receivable, net	25,427	27,124
Contract assets	6,498	6,478
Prepaid expenses and other current assets	50,196	40,288
Derivative asset, current portion	41,226	40,020
Equity method investment - marketable securities, at fair value	62,508	134,265
Total current assets	516,103	599,476

Property and equipment, net	1,301,732	1,338,787
Bitcoin	1,711,908	1,654,468
Restricted bitcoin	353,672	—
Deposits	88,659	30,115
Finite-lived intangible assets, net	32,070	34,053
Derivative asset, less current portion	107,416	109,475
Operating lease right-of-use assets	30,803	27,492
Goodwill	122,499	121,887
Other long-term assets	20,539	19,554
Total assets	$4,285,401	$3,935,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,057	$17,609
Contract liabilities	21,601	9,644
Accrued expenses	70,006	75,672
Deferred gain on acquisition post-close dispute settlement	—	26,007
Deferred revenue, current portion	806	2,892
Contingent consideration liabilities, current portion	6,084	23,626
Current portion of debt	252,627	314
Operating lease liability, current portion	5,726	4,621
Total current liabilities	374,907	160,385

Deferred revenue, less current portion	243	13,590
Operating lease liability, less current portion	25,422	23,915
Contingent consideration liabilities, less current portion	3,129	3,229
Debt, less current portion	585,750	584,311
Other long-term liabilities	34	6,192
Total liabilities	989,485	791,622

Commitments and contingencies - Note 17

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, no par value; 680,000,000 shares authorized; 363,234,107 and 344,890,208 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,063,053	3,833,882
Accumulated deficit	(767,332)	(690,419)
Accumulated other comprehensive income (loss), net	195	222
Total stockholders’ equity	3,295,916	3,143,685
Total liabilities and stockholders’ equity	$4,285,401	$3,935,307

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Bitcoin Mining	$140,889	$55,764	$283,748	$127,160
Engineering	10,576	9,627	24,496	14,302
Other	1,523	4,627	6,131	7,852
Total revenue	152,988	70,018	314,375	149,314

Costs and expenses:
Cost of revenue (excludes depreciation and amortization presented below):
Bitcoin Mining	78,175	35,275	152,993	71,824
Engineering	9,858	8,261	21,664	14,279
Other	3,006	10,105	11,971	14,640
Acquisition-related costs	111	—	187	—
Selling, general, and administrative	75,902	61,189	147,350	118,841
Depreciation and amortization	83,197	37,326	161,123	69,669
Change in fair value of bitcoin	(470,812)	76,403	(262,772)	(157,677)
Change in fair value of derivative asset	42,747	(27,484)	853	(47,716)
Power curtailment credits	(8,313)	(13,897)	(16,114)	(19,028)
Change in fair value of contingent consideration	(9,390)	—	(17,642)	—
Loss on contract settlement	158,137	—	158,137	—
Gain on acquisition post-close dispute settlement	(26,007)	—	(26,007)	—
Loss (gain) on sale/exchange of equipment	350	68	479	68
Casualty-related charges (recoveries), net	(119)	(187)	(119)	(2,487)
Total costs and expenses	(63,158)	187,059	332,103	62,413
Operating income (loss)	216,146	(117,041)	(17,728)	86,901

Other income (expense):
Interest income	3,334	8,466	6,731	16,655
Interest expense	(6,093)	(314)	(8,401)	(698)
Gain (loss) on equity method investment - marketable securities	6,143	24,462	(57,095)	24,462
Other income (expense)	244	33	337	41
Total other income (expense)	3,628	32,647	(58,428)	40,460

Net income (loss) before taxes	219,774	(84,394)	(76,156)	127,361

Current income tax benefit (expense)	(320)	(55)	(757)	(33)

Net income (loss)	$219,454	$(84,449)	$(76,913)	$127,328

Basic net income (loss) per share	$0.65	$(0.32)	$(0.23)	$0.51
Diluted net income (loss) per share	$0.58	$(0.32)	$(0.23)	$0.51

Basic weighted average number of shares outstanding	336,278,380	264,625,308	332,912,120	249,711,377
Diluted weighted average number of shares outstanding	382,677,364	264,625,308	332,912,120	249,711,377

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$219,454	$(84,449)	$(76,913)	$127,328
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	(50)	(28)	(27)	(169)
Comprehensive income (loss)	$219,404	$(84,477)	$(76,940)	$127,159

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except for share amounts)

Three Months Ended June 30, 2025

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	deficit	income (loss)	equity
Balance as of April 1, 2025	350,184,294	$3,931,379	$(986,786)	$245	$2,944,838
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	653,151	(103)	—	—	(103)
Issuance of common stock/At-the-market offering, net of offering costs	5,406,862	52,657	—	—	52,657
Stock-based compensation	—	30,120	—	—	30,120
Issuance of common stock for asset acquisition	6,989,800	49,000	—	—	49,000
Net income (loss)	—	—	219,454	—	219,454
Other comprehensive income (loss)	—	—	—	(50)	(50)
Balance as of June 30, 2025	363,234,107	$4,063,053	$(767,332)	$195	$3,295,916

Three Months Ended June 30, 2024

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	deficit	income (loss)	equity
Balance as of April 1, 2024	267,991,956	$3,063,438	$(588,043)	$9	$2,475,404
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(881,721)	(8,771)	—	—	(8,771)
Issuance of common stock/At-the-market offering, net of offering costs	16,564,533	170,222	—	—	170,222
Stock-based compensation	—	32,135	—	—	32,135
Net income (loss)	—	—	(84,449)	—	(84,449)
Other comprehensive income (loss)	—	—	—	(28)	(28)
Balance as of June 30, 2024	283,674,768	$3,257,024	$(672,492)	$(19)	$2,584,513

Six Months Ended June 30, 2025

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2025	344,890,208	$3,833,882	$(690,419)	$222	$3,143,685
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	578,637	(587)	—	—	(587)
Issuance of common stock/At-the-market offering, net of offering costs	10,775,462	121,062	—	—	121,062
Stock-based compensation	—	59,696	—	—	59,696
Issuance of common stock for asset acquisition	6,989,800	49,000	—	—	49,000
Net income (loss)	—	—	(76,913)	—	(76,913)
Other comprehensive income (loss)	—	—	—	(27)	(27)
Balance as of June 30, 2025	363,234,107	$4,063,053	$(767,332)	$195	$3,295,916

Six Months Ended June 30, 2024

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2024	230,836,624	$2,687,692	$(799,820)	$150	$1,888,022
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	10,104,311	(10,769)	—	—	(10,769)
Issuance of common stock/At-the-market offering, net of offering costs	42,733,833	515,966	—	—	515,966
Stock-based compensation	—	64,135	—	—	64,135
Net income (loss)	—	—	127,328	—	127,328
Other comprehensive income (loss)	—	—	—	(169)	(169)
Balance as of June 30, 2024	283,674,768	$3,257,024	$(672,492)	$(19)	$2,584,513

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net income (loss)	$(76,913)	$127,328
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	59,696	64,135
Depreciation and amortization	161,123	69,669
Amortization of license fee revenue	(24)	(48)
Noncash lease expense	2,651	1,676
Amortization of debt issuance costs	1,876	—
Change in fair value of bitcoin	(262,772)	(157,677)
Change in fair value of derivative asset	853	(47,716)
Change in fair value of contingent consideration	(17,642)	—
Loss on contract settlement	35,518	—
Gain on acquisition post-close dispute settlement	(26,007)	—
(Gain) loss on equity method investment - marketable securities	57,095	(24,462)
Loss (gain) on sale/exchange of equipment	479	68
Revenue recognized from bitcoin mined	(283,748)	(127,160)
Proceeds from sale of bitcoin	—	9,518
Changes in assets and liabilities:
(Increase)/decrease in operating assets	(11,401)	10,544
Increase/(decrease) in operating liabilities	5,831	(26,240)
Net cash provided by (used in) operating activities	(353,385)	(100,365)

Investing activities
Acquisition of assets from Rhodium	(7,250)	—
Deposits on equipment	(86,403)	(278,987)
Proceeds from sale of bitcoin	131,802	—
Security deposits	286	(181)
Proceeds from the sale of equity method investment - marketable securities	14,662	(133,160)
Purchases of property and equipment, including construction in progress	(93,235)	(110,848)
Casualty-related recoveries	119	2,487
Net cash provided by (used in) investing activities	(40,019)	(520,689)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	123,903	527,010
Offering costs for the issuance of common stock / At-the-market offering	(2,841)	(11,044)
Proceeds from revolving credit facilities	61,000	—
Repayments of revolving credit facilities	(6,728)	(144)
Proceeds from credit facility	200,000	—
Debt issuance costs	(2,396)	—
Repurchase of common shares to pay employee withholding taxes	(587)	(10,769)
Net cash provided by (used in) financing activities	372,351	505,053

Net increase (decrease) in cash and cash equivalents and restricted cash	(21,053)	(116,001)
Cash and cash equivalents and restricted cash at beginning of period	351,301	597,169
Cash and cash equivalents and restricted cash at end of period	$330,248	$481,168

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental information:
Cash paid for interest	$1,918	$24
Cash paid for taxes	$871	$—
Non-cash transactions
Reclassification of deposits to property and equipment	$27,573	$292,423
Construction in progress included in accrued expenses	$415	$25,473
Bitcoin exchanged for employee compensation	$3,334	$1,692
Right-of-use assets exchanged for new operating lease liabilities	$5,962	$2,118

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$277,860	$597,169
Restricted cash	73,441	—
Total cash, cash equivalents, and restricted cash as presented above	$351,301	$597,169
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$255,371	$481,168
Restricted cash	74,877	—
Total cash, cash equivalents, and restricted cash as presented above	$330,248	$481,168

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Riot Platforms is a vertically integrated bitcoin mining company principally engaged in enhancing its power infrastructure to support efficient and large-scale Bitcoin mining operations in support of the Bitcoin blockchain. In addition to its growing mining and engineering businesses, the Company is in the process of developing a scalable data center platform designed to allocate a portion of its power capacity toward supporting AI/HPC workloads.

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

During 2024, the Company acquired Block Mining, Inc. (“Block Mining”), a Kentucky-based vertically integrated bitcoin miner (the “Block Mining Acquisition”), and E4A Solutions, LLC (“E4A Solutions”), a leading provider of electrical engineering services to a diverse customer base of energy developers and data center operators (the “E4A Solutions Acquisition”). The Block Mining Acquisition added 60 MW of operational capacity for self-mining operations, which the Company is working to expand to 110 MW in 2025, and provided access to a second electrical grid. The E4A Solutions Acquisition added engineering expertise to service the Company’s existing and future electrical infrastructure and allows the Company to provide electrical solutions and services to support the rapidly growing market for electrical infrastructure.

AI/HPC Development

The Company strengthened its execution capacity by recruiting critical talent and launching a scalable data center platform to support the initial phase of development, designated for AI/HPC applications at the Corsicana Facility, representing an initial 600 MW of AI/HPC capacity (“AI/HPC Phase I”). Additionally, the Company is evaluating further expansion opportunities and assessing the feasibility of developing additional power capacity to support AI/HPC applications. The Company is in the process of standardizing design templates and assessing procurement of all long-lead equipment, in alignment with its disciplined capital allocation strategy focused on delivering superior risk-adjusted returns. These foundational investments reflect a proactive, strategic approach that positions the Company for durable, long-term leadership and value creation in the data center sector.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) and these notes (these “Notes”) have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of such interim results. Unless otherwise indicated, amounts are stated in thousands of U.S. dollars except for: share, per share, per megawatt hours (“MWh”) and miner amounts; bitcoin quantities, prices and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include revenue recognition; valuation of the derivative asset classified under Level 3 on the fair value hierarchy; determination of the useful lives and recoverability of long-lived assets; impairment analysis of fixed assets and finite-lived intangibles; impairment analysis of goodwill; allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions; stock-based compensation; and the valuation allowance associated with the Company’s deferred tax assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Condensed Consolidated Financial Statements and these Notes. The reclassifications did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

Significant Accounting Policies

Except for the update noted below, see the Company’s 2024 Annual Report for a detailed discussion of the Company’s significant accounting policies.

Restricted bitcoin

The Company has pledged certain of its bitcoin as collateral for certain of its debt facilities. This restricted bitcoin is owned by the Company and is held in a segregated custody account in the Company’s name. Such bitcoin shall not be used by the lender to secure any other loan or account. Consistent with the Company’s other bitcoin holdings, restricted bitcoin is recorded at fair value, as determined using the period-end closing price of bitcoin on the Company’s principal market, Coinbase, and changes in fair value are recognized in Change in fair value of bitcoin, in Operating income (loss) on the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Condensed Consolidated Financial Statements and ensures that there are proper controls in place to ascertain that the Company’s Condensed Consolidated Financial Statements properly reflect the change.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures for the year ending December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the annual and interim financial statements, disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Acquisitions

Rhodium Settlement and Acquisition of Assets

On April 28, 2025, the Company’s subsidiary, Whinstone US, Inc. (“Whinstone”) acquired certain assets owned by Rhodium Encore LLC (together with its affiliates, “Rhodium”) that were located at the Rockdale Facility, assumed Rhodium’s 125 MW of power capacity at the Rockdale Facility, terminated the legacy hosting agreements with Rhodium, and settled all existing litigation between the parties for total consideration of $185.0 million (the “Rhodium Settlement”). The total consideration consisted of approximately $129.9 million in cash, the return of Rhodium’s power security deposit of approximately $6.1 million, and 6,989,800 shares of Company common stock, valued at $49.0 million based on the preceding ten trading day volume-weighted average share price immediately prior to the date of execution. The terminated legacy hosting contracts with Rhodium had a remaining term through December 2030 (see Note 4. Revenue from Contracts with Customers for more information). The settled litigation and claims include all existing claims between the parties, and any and all claims, or future claims, arising under the hosting contracts.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of bitcoin miners and related equipment, which are included in Property and equipment, net on the Condensed Consolidated Balance Sheets. The fair value of the tangible assets acquired was estimated to be $7.3 million and was determined using the cost approach, which utilizes replacement cost as an indicator of fair value. The key assumptions included replacement cost new, effective age, and remaining useful life, as well as physical deterioration factors. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

In connection with the contract termination and the elimination of the Company’s future obligations under it, the Company relieved approximately $14.9 million of previously recognized deferred revenue (see Note 4. Revenue from Contracts with Customers).

The remaining portion of the transaction value is attributable to the combined impact of terminating the Company’s legacy hosting agreement and settling preexisting litigation with Rhodium, both of which stemmed from an ongoing contractual dispute. The legacy hosting agreement contained terms that were significantly unfavorable compared to prevailing market conditions for similar arrangements. As a result of the termination and settlement, the Company recognized a loss of $158.1 million, which is presented as Loss on contract settlement on the Condensed Consolidated Statements of Operations. This loss represents the residual amount after accounting for the total consideration transferred and the tangible assets acquired as part of the transaction.

E4A Solutions Acquisition

On December 16, 2024, the Company acquired 100% of the equity interests of E4A Solutions, a Texas-based electrical engineering solutions company, for total consideration of approximately $54.4 million, which was comprised of $51.8 million paid in cash from the Company’s existing cash and a contingent purchase price payable to the sellers with an estimated fair value at acquisition of $2.6 million. Under the contingent purchase price payable, the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ adjusted EBITDA during the two years ending December 31, 2026, payable in cash or Riot common stock at the Company’s discretion. The potential earn-out is calculated as 2.65 times the amount the average adjusted EBITDA exceeds the prescribed earn-out threshold.

The E4A Solutions Acquisition builds on Riot’s vertically integrated strategy by adding engineering expertise to service its own existing and future electrical infrastructure and allows the Company to provide electrical solutions and services to support the rapidly growing market for electrical infrastructure.

The E4A Solutions Acquisition was accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of June 30, 2025, the Company has completed a preliminary allocation of the purchase consideration. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the acquisition date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the preliminary allocation of the purchase consideration:

Cash and cash equivalents	$915
Accounts receivable	3,958
Prepaid expenses and other current assets	169
Contract assets	1,152
Property and equipment	136
Operating lease right-of-use asset	612
Finite-lived intangible assets:
Customer contracts	23,100
Trademark	1,100
Accounts payable	(1,446)
Deferred revenue, current portion	352
Accrued expenses	(254)
Operating lease liability, current portion	(323)
Operating lease liability, less current portion	(289)
Other long-term liabilities	(53)
Total identifiable assets and liabilities acquired	29,129
Goodwill	25,287
Total purchase consideration	$54,416

The fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other long-term assets, accounts payable, contract liabilities, accrued expenses, and other long-term liabilities were determined to be their carrying values due to the immaterial and/or short-term nature of the assets and liabilities.

The finite-lived intangible assets consist of a trademark and customer relationships. The fair value of the trademark was estimated using the relief-from-royalty rate method, which estimated future royalty charges attributable to the trademark. The fair value of the customer relationships was estimated using the income approach, which estimated future revenues and costs associated with the existing customer relationships. The estimated fair values of the trademark and customer relationships utilized a discount rate of 13.4%.

The right-of-use asset and operating lease liabilities consisted of an operating lease of office and commercial space in Houston, Texas. The lease has annual payments of approximately $0.4 million and a remaining lease term of approximately two years as of acquisition.

Goodwill was attributable to the assembled workforce of experienced personnel at E4A Solutions and synergies expected to be achieved from the combined operations of Riot and E4A Solutions. The goodwill recognized is expected to be deductible for tax purposes. We assigned the goodwill to our Engineering reportable segment.

The operating results of E4A Solutions have been included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date. Through June 30, 2025, approximately $2.8 million of acquisition-related costs were expensed as incurred.

Block Mining Acquisition

On July 23, 2024, the Company acquired 100% of the equity interests of Block Mining, a vertically integrated Bitcoin mining company based in Kentucky, for total consideration of approximately $113.6 million. The purchase price consisted of $13.5 million in cash (adjusted for net working capital acquired and other items, excluding the payoff of debt of $5.0 million, which was accounted for as a transaction separate from the acquisition) from the Company’s existing cash, 7.2 million shares of Riot common stock valued at approximately $74.0 million, and a contingent purchase price payable to the sellers with an estimated fair value at acquisition of $26.1 million. Under the terms of the contingent purchase price payable, the sellers may earn up to an additional $32.5 million if certain milestones are reached by December 31, 2025.

The Block Mining Acquisition immediately enhanced the Company’s operational capabilities by increasing its total hash rate,

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

expanding Riot’s geographic footprint, and providing access to additional energy markets beyond the Electric Reliability Council of Texas (“ERCOT”). These markets include the Paducah Power Systems, Tennessee Valley Authority, and Big Rivers Electric Corporation, all located within the Midcontinent Independent System Operator (“MISO”) region. Block Mining consists of two operational sites, both in Kentucky, which consist of existing operational Bitcoin Mining capacity, with the potential to expand. In addition, Block Mining owns a greenfield development site adjacent to an existing substation, representing a strategic opportunity for scalable growth. Known for its capital-efficient development model and experienced management team, Block Mining strengthens Riot’s ability to execute on its vertically integrated strategy and enhances its long-term positioning in the Bitcoin mining sector.

The acquisition was accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of June 30, 2025, the Company completed a preliminary allocation of the purchase consideration. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third-party valuation advisors. The Company finalized the valuation of these assets and liabilities, and consideration transferred, as of June 30, 2025. The finalization of the valuation did not result in any adjustments to any of the amounts presented below.

The following table presents the allocation of the purchase consideration:

Cash and cash equivalents	$6,295
Accounts receivable	362
Prepaid expenses and other current assets	2,877
Property and equipment	20,165
Operating lease right-of-use asset	3,733
Accounts payable	(1,471)
Accrued expenses	(1,180)
Operating lease liability, current portion	(2,410)
Operating lease liability, less current portion	(1,323)
Long-term debt	(10,678)
Total identifiable assets and liabilities acquired	16,370
Goodwill	97,212
Total purchase consideration	$113,582

The fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses were determined to be their carrying values due to the short-term nature of the assets and liabilities. The fair value of the acquired trade receivables was determined to be the net realizable amount of the closing date book value of $0.4 million.

The fair value of property and equipment was estimated by applying the cost approach, which uses the replacement cost as an indicator of fair value. The assumptions of the cost approach include replacement cost new and physical deterioration factors, including remaining life and effective age. The replacement cost new was based on a price per terahash consistent with prices the Company pays for new bitcoin miners and an effective age of three years, consistent with the Company’s current estimated useful life of bitcoin miners.

The right-of-use asset and operating lease liabilities consisted of an operating lease of a data center in Calvert City, Kentucky. The lease has annual payments of approximately $1.4 million and a remaining lease term of approximately 3.0 years as of the acquisition.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goodwill was attributable to the assembled workforce of experienced personnel at Block Mining and synergies expected to be achieved from the combined operations of Riot and Block Mining. The goodwill recognized is not expected to be deductible for tax purposes. We assigned the goodwill to our Bitcoin Mining reportable segment.

The operating results of Block Mining have been included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date. Through June 30, 2025, approximately $2.9 million of acquisition-related costs were expensed as incurred.

Pro-forma financial information

The following unaudited pro forma financial information summarizes the combined results of operations for Riot, Block Mining, and E4A Solutions, as if the companies were combined as of January 1, 2023. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisition and excludes acquisition-related costs of $5.7 million incurred for all periods through June 30, 2025. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company. This information should not be used as a predictive measure of the Company’s future financial position, results of operations, or liquidity.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2024
Revenue	$85,859	$182,041
Net income (loss)	$(77,326)	$138,149

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 19. Segment Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of June 30, 2025 and December 31, 2024, contract assets were $6.5 million and $6.5 million, respectively.

Contract liabilities primarily relate to uncompleted Engineering contracts. As of June 30, 2025 and December 31, 2024, contract liabilities and deferred revenue were $22.7 million and $26.1 million, respectively. In connection with the Rhodium Settlement described in Note 3. Acquisitions, the legacy hosting contract with Rhodium was terminated, thereby eliminating the Company’s future obligations under the contract. As a result, approximately $14.9 million of previously recognized deferred revenue was relieved and is included in Loss on contract settlement on the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2025 and 2024, $2.4 million and $2.2 million, respectively, and during the six months ended June 30, 2025 and 2024, $6.9 million and $3.8 million, respectively, of the beginning balance of contract liabilities and deferred revenue, in aggregate, was recognized as revenue.

During the three months ended June 30, 2025 and 2024, $0.1 million and $0.8 million, respectively, and during the six months ended June 30, 2025 and 2024, ($0.4) million and $0.9 million, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

As of June 30, 2025 and December 31, 2024, retainage of $0.9 million and $1.0 million, respectively, were included in Accounts receivable, net on the Condensed Consolidated Balance Sheets.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	Remainder of
	2025	2026	2027	2028	Total
Engineering	$68,446	$44,173	$6,766	$—	$119,385
Other	49	97	97	97	340
Total remaining performance obligations	$68,495	$44,270	$6,863	$97	$119,725

Note 5. Bitcoin

The following table presents information about the Company’s bitcoin holdings:

	Quantity	Amounts
Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	2,956	283,748
Change in bitcoin receivable	—	(272)
Proceeds from sale of bitcoin	(1,371)	(131,802)
Exchange of bitcoin for employee compensation	(34)	(3,334)
Change in fair value of bitcoin	—	262,772
Balance as of June 30, 2025	19,273	$2,065,580

The following reconciles Bitcoin and Restricted bitcoin to the amounts above:
Bitcoin	15,973	$1,711,908
Restricted bitcoin (a)	3,300	$353,672
Total	19,273	$2,065,580

Carrying value of bitcoin as of June 30, 2025 (b)		$1,246,192
Realized gains on the sale or exchange of bitcoin for the three months ended June 30, 2025 (c)		$3,934
Realized gains on the sale or exchange of bitcoin for the six months ended June 30, 2025 (c)		$3,787
Revenue recognized from bitcoin mined for the three months ended June 30, 2025		$140,889
Change in fair value of bitcoin for the three months ended June 30, 2025		$470,812

Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from bitcoin mined	2,208	127,160
Change in bitcoin receivable	10	249
Proceeds from sale of bitcoin	(212)	(9,518)
Exchange of bitcoin for employee compensation	(34)	(1,692)
Change in fair value of bitcoin	—	157,677
Balance as of June 30, 2024	9,334	$585,054

Carrying value of bitcoin as of June 30, 2024 (b)		$323,484
Realized gains on the sale or exchange of bitcoin for the three months ended June 30, 2024 (c)		$175
Realized gains on the sale or exchange of bitcoin for the six months ended June 30, 2024 (c)		$7,357
Revenue recognized from bitcoin mined for the three months ended June 30, 2024		$55,764
Change in fair value of bitcoin for the three months ended June 30, 2024		$(76,403)

(a)	Restricted bitcoin is the Company’s bitcoin pledged as collateral for the Company’s $200 million credit facility. See Note 12. Debt for more information.
(b)	The carrying value of bitcoin is equal to the post-impairment value of all bitcoin held as of the adoption of ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(“ASU 2023-08”) on January 1, 2023, and, for bitcoin produced subsequent to the adoption of ASU 2023-08, the initial value of the bitcoin as determined for revenue recognition purposes.
(c)	Bitcoin is sold on a first-in, first-out (FIFO) basis. For all periods presented, gains were recognized on all sales of bitcoin and exchanges of bitcoin for employee compensation and are included in Change in fair value of bitcoin on the Condensed Consolidated Statements of Operations.

All additions of bitcoin during the periods presented were the result of bitcoin generated by the Company’s Bitcoin Mining operations. All dispositions of bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

Note 6. Investments

Equity method investment - marketable securities

During the year ended December 31, 2024, the Company acquired approximately 90.1 million common shares of Bitfarms Ltd. (“Bitfarms”) on the open market for approximately $203.8 million. During the three months ended June 30, 2025, the Company sold approximately 16.1 million common shares of Bitfarms on the open market for net proceeds of approximately $14.7 million.

As of June 30, 2025, the Company’s investment in Bitfarms was equal to approximately 13.3% of all outstanding Bitfarms common stock.

The following table presents information about the equity method investment - marketable securities (“marketable securities”):

Fair value as of January 1, 2025	$134,265
Net losses on marketable securities	(57,095)
Sales of marketable securities	(14,662)
Fair value as of June 30, 2025	$62,508

The following table presents information regarding the net gains and losses associated with the sales of marketable securities:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Net gain/(loss) on marketable securities	$6,143	$(57,095)
Less: Net gain/(loss) recognized on marketable securities sold during the period	$(9,119)	$2,129
Net gain/(loss) recognized on marketable securities held as of June 30, 2025	$15,262	$(59,224)

In July 2025, the Company sold approximately 30.6 million common shares of Bitfarms on the open market for net proceeds of approximately $32.6 million. As a result, as of July 29, 2025, the Company’s investment in Bitfarms was equal to approximately 7.8% of all outstanding Bitfarms common stock.

Convertible note

During the year ended December 31, 2023, the Company invested in a $4.5 million convertible note at face value. The convertible note has a three-year term and earns interest at a rate of 12.0% per annum, which may be paid in cash or in-kind, and converts into equity of the issuer of the convertible note at the end of the three-year term.

The fair value measurement of the convertible note is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the convertible note as of June 30, 2025, primarily consisted of a discount rate of 13.0%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents information about the convertible note:

Fair value as of January 1, 2025	$5,345
Accrued interest	305
Amortized costs basis	5,650
Unrealized holding gains (losses) in accumulated other comprehensive income	(27)
Fair value as of June 30, 2025	$5,623

For the three months ended June 30, 2025, unrealized holding losses in accumulated other comprehensive income were $0.1 million.

Note 7. Property and Equipment

The following table presents the Company’s property and equipment:

	June 30,	December 31,
	2025	2024
Buildings and building improvements	$768,609	$715,862
Land rights and land improvements	17,779	10,904
Miners and mining equipment	914,120	927,866
Machinery and facility equipment	48,137	44,377
Office and computer equipment	3,428	3,081
Construction in progress	115,666	82,965
Total cost of property and equipment	1,867,739	1,785,055
Less accumulated depreciation	(566,007)	(446,268)
Property and equipment, net	$1,301,732	$1,338,787

The Company did not incur any impairment charges for its property and equipment during the three and six months ended June 30, 2025 and 2024.

For the three months ended June 30, 2025 and 2024, depreciation expense related to property and equipment totaled $82.2 million and $35.9 million, respectively, and $159.1 million and $66.8 million, respectively, for the six months ended June 30, 2025 and 2024.

Miners and mining equipment

As of June 30, 2025, the Company had deployed miners in its Bitcoin Mining operations at each of the Facilities.

During the year ended December 31, 2023, the Company entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended (the “Master Agreement”), to acquire miners from MicroBT Electronics Technology Co., Ltd., through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively “MicroBT”). In 2023, 2024, and 2025, the Company executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 44.7 exahash per second (“EH/s”), for a total purchase price of approximately $709.0 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received by the end of 2025, with deployment following on an ongoing basis.

Note 8. Goodwill and Intangible Assets

Goodwill

The goodwill balance of $122.5 million and $121.9 million as of June 30, 2025 and December 31, 2024, respectively, was attributable to the assembled workforces of experienced personnel at Block Mining and E4A Solutions and synergies expected to be achieved as a result of the Company’s acquisitions. See Note 3. Acquisitions.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Finite-lived intangible assets

The following table presents the Company’s finite-lived intangible assets as of June 30, 2025:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(3,473)	$25,927	10
Trademark	6,100	(1,851)	4,249	10
UL Listings	2,700	(806)	1,894	12
Patents	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(16,190)	$32,070

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(1,911)	$27,489	10
Trademark	6,100	(1,542)	4,558	10
UL Listings	2,700	(694)	2,006	12
Patents	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(14,207)	$34,053

For the three months ended June 30, 2025 and 2024, amortization expense related to finite-lived intangible assets was $1.0 million and $1.4 million, respectively, and $2.0 million and $2.9 million, respectively, for the six months ended June 30, 2025 and 2024.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of June 30, 2025:

Remainder of 2025	$1,888
2026	3,775
2027	3,775
2028	3,775
2029	3,775
Thereafter	15,082
Total	$32,070

The Company did not identify any impairment of its finite-lived intangible assets during the three and six months ended June 30, 2025 and 2024.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

described below, participation in ERCOT’s Four Coincident Peak (“4CP”) program, and sales of power, to attempt to manage operating costs most efficiently.

During the three months ended June 30, 2025 and 2024, the Company earned credits against future power costs in exchange for power resold of approximately $8.3 million and $13.9 million, respectively, and approximately $16.1 million and $19.0 million, respectively, during the six months ended June 30, 2025 and 2024. These amounts are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

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

The terms of the Rockdale PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of June 30, 2025, the margin-based collateral requirement of the Company was zero.

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

Under these Demand Response Services Programs, the Company can participate in various ancillary services by designating a portion of its available electrical load for forward market bidding. Participation in the Demand Response Services Programs is compensated based on hourly power rates and the volume of load bid into each program. Through ancillary services, the Company competitively bids among other market participants to sell ERCOT the ability to control the Company’s electrical load on demand. This requires the Company to remain powered on during the times in which its power is bid into ancillary services, allowing ERCOT the ability to direct the Company to power down the amount of power bid into the program. The Company receives compensation for its participation in ancillary services whether or not the Company is actually called to power down.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2025, the Company held outstanding electricity futures contracts for 46,928 MWh with a combined fair value of $0.6 million included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025, realized and unrealized losses of $0.2 million and $0.3 million were recognized in Other income (expense) on the Condensed Consolidated Statements of Operations.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative Asset

The following table presents the unobservable inputs used in the valuation of the Derivative asset:

Valuation Date	Significant Unobservable Input	Range			Average
June 30, 2025	Forward prices (per MWh)	$36.44	-	$97.03	$53.31
December 31, 2024	Forward prices (per MWh)	$26.35	-	$95.58	$52.05

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of January 1, 2025	$149,495
Change in fair value of derivative asset:
Change due to future price curve	(3,245)
Change due to passage of time and settlements	2,392
Total change in fair value of derivative assets	(853)
Balance as of June 30, 2025	$148,642

For the three months ended June 30, 2025, the total change in fair value of the derivative assets was $(42.7) million, which consisted of $(39.3) million for the change due to the future price curve and $(3.4) million for the change due to the passage of time and settlements.

The estimated fair values of the Rockdale PPA and Corsicana PPA are classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. These inputs include the fixed price of each block for all 345 MW of power to be delivered under the Rockdale PPA and 25 MW of power to be delivered under the Corsicana PPA. The valuation relies on discounted cash flow estimation models incorporating quoted commodity exchange spot and forward prices in MWh adjusted for basis spreads for load zone-to-hub differentials through the term of the Rockdale PPA, which is scheduled to end as of April 30, 2030, and the term of the Corsicana PPA, which is scheduled to end as of December 31, 2027, and a discount rate of 23.6%. Actual power usage is not a variable input in the determination of the fair value as the price and quantity of power to be delivered per the Rockdale PPA and the Corsicana PPA are fixed despite the existence of multiple blocks with separate power amounts.

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

Note 10. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of January 1, 2025	$4,495
Additions	86,403
Reclassifications to property and equipment	(27,573)
Balance as of June 30, 2025	$63,325
Security deposits:
Balance as of January 1, 2025	$25,620
Additions	143
Deposits returned	(429)
Balance as of June 30, 2025	25,334
Total long-term deposits	$88,659

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deposits on Equipment

During the six months ended June 30, 2025, the Company made deposits and advance payments of $80.7 million to MicroBT for the purchase of miners and made deposits of $5.7 million for the purchase of other property and equipment, primarily consisting of electrical components used in the development of the Corsicana Facility. During the six months ended June 30, 2025, the Company reclassified $20.4 million of deposits made to MicroBT and $7.2 million of other deposits to property and equipment in connection with the receipt of the equipment. See Note 7. Property and Equipment.

Security Deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of June 30, 2025, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the Rockdale PPA, resulting in a total of 345 MW under contract at fixed prices. See Note 9. Power Supply Agreements.

The Company has other security deposits totaling approximately $2.3 million for its offices and facilities, including $1.8 million associated with its ground lease.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Property and equipment	$415	$5,790
Power related costs	27,855	19,636
Compensation	11,480	21,218
Insurance	4,930	11,672
Sales and property tax payable	16,859	9,356
Other	8,467	8,000
Total accrued expenses	$70,006	$75,672

Note 12. Debt

2030 Notes

The Company’s 0.75% Convertible Senior Notes (the “2030 Notes”) are recognized as long-term debt on the Condensed Consolidated Balance Sheets, net of unamortized debt issuance costs. As of June 30, 2025, the amount recognized was $580.8 million ($594.4 million principal less $13.6 million of unamortized debt issuance costs).

During the three and six months ended June 30, 2025, the Company recognized $0.7 million and $1.5 million, respectively, of amortization of the deferred issuance costs.

As of June 30, 2025, the 2030 Notes had an estimated fair value of approximately $620.0 million. The estimated fair value is based on quoted prices in an active market and valued at the closing price reported at the end of the period and thus represents a Level 1 measurement on the fair value hierarchy.

Revolving Credit Facilities

$50 Million Credit Facility

In July 2024, the Company entered into a one-year $50.0 million Revolving Credit Facility (“$50 Million Credit Facility”). In May 2025, the Company extended the term of the facility through July 15, 2026. Revolving Loans borrowed by the Company under the $50 Million Credit Facility may be used for general corporate purposes and carry a per annum interest rate of 1.25% plus the Secured Overnight Financing Rate. Letters of Credit issued under the $50 Million Credit Facility have a one-year term and incur fees of

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.25% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the pledge of cash collateral by the Company equal to 105% of the Letter of Credit exposure.

Concurrent with entry into the $50 Million Credit Facility, as required by the agreement, the Company pledged as security $50.0 million in cash collateral, depositing the funds into a control account maintained by the lender. The balance maintained in the control account is included in Restricted cash on the Condensed Consolidated Balance Sheets. Variable interest, equal to approximately 4.13% per annum as of June 30, 2025, is earned by the Company on the amount held in the control account.

During the six months ended June 30, 2025, the Company borrowed $34.3 million in revolving loans under the $50 Million Credit Facility and recognized interest expense of $0.3 million for the three and six months ended June 30, 2025.

The following is a summary of the revolving line of credit under the $50 Million Credit Facility as of June 30, 2025:

June 30,
2025
Total revolving credit facility	$50,000
Borrowings outstanding at end of period (a)	34,272
Weighted average daily borrowings during the period ended	17,780
Maximum daily borrowings during the period ended	41,000
Weighted average interest rate during the period ended	5.6%
Interest rate at end of the period	5.6%

(a)	As of June 30, 2025, the Company had $15.2 million in letters of credit issued under the $50 Million Credit Facility, which results in total available capacity under this facility of approximately $0.6 million.

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

Concurrent with entry into the $20 Million Credit Facility, as required by the agreement, the Company pledged as security $20.0 million in cash collateral, depositing the funds into a control account maintained by the lender. The balance maintained in the control account is included in Restricted cash on the Condensed Consolidated Balance Sheets. Variable interest, equal to approximately 3.81% per annum as of June 30, 2025, is earned by the Company on the amount held in the control account.

As of June 30, 2025, the Company had no letters of credit issued under the $20 Million Credit Facility.

During the six months ended June 30, 2025, the Company borrowed $20.0 million in revolving loans under the $20 Million Credit Facility and recognized interest expense of $0.3 million for the three and six months ended June 30, 2025.

The following is a summary of borrowings under the $20 Million Credit Facility as of June 30, 2025:

June 30,
2025
Total revolving credit facility	$20,000
Borrowings outstanding at end of period	20,000
Weighted average daily borrowings during the period ended	9,724
Maximum daily borrowings during the period ended	20,000
Weighted average interest rate during the period ended	5.9%
Interest rate at end of the period	5.9%

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$200 Million Credit Facility

On April 22, 2025, the Company entered into a $100 million credit facility with Coinbase Credit, Inc. (“Coinbase”). On May 20, 2025, this credit facility was upsized to a total commitment of $200 million (“$200 Million Credit Facility”). Under the $200 Million Credit Facility, a multiple drawdown term loan facility in an aggregate principal amount of up to $200 million was made available to the Company. The Company has fully drawn against the $200 Million Credit Facility and intends to use the proceeds to pursue key strategic initiatives and for general corporate purposes.

All amounts borrowed under the $200 Million Credit Facility will bear interest at an annual rate equal to (a) the greater of (i) the federal funds rate on the date of the applicable borrowing, and (ii) 3.25%, plus (b) 4.50%. The $200 Million Credit Facility has a term of one year following commencement, but the Company may request that the maturity date be extended by an additional one-year term, subject to consent by Coinbase. Amounts borrowed under the $200 Million Credit Facility are secured by a portion of the Company’s total bitcoin holdings. Such pledged collateral shall not be used by the lender to secure any other loan account.

As of June 30, 2025, 3,300 of the Company’s bitcoin were pledged as collateral to secure the $200 Million Credit Facility. These bitcoin are recorded in Restricted bitcoin on the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2025, the Company recognized interest expense on the $200 Million Credit Facility of $3.1 million. The interest rate as of June 30, 2025 was 9.0%.

Note Payable

As part of the Block Mining Acquisition, the Company assumed a $5.7 million note payable with a fixed rate of 8.81%. The note matures in December 2035, with annual principal and accrued interest payments due beginning on December 31, 2024.

The following table presents the Company’s future note payable principal payments due as of June 30, 2025:

Remainder of 2025	$314
2026	343
2027	373
2028	405
2029	443
Thereafter	3,445
Total	$5,323

As of June 30, 2025, the note payable had an estimated fair value of approximately $5.3 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the note as of June 30, 2025, primarily consisted of an interest rate range of 8.9% to 10.2%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

Note 13. Leases

As of June 30, 2025, the Company had operating leases primarily for its various offices, the manufacturing facilities of ESS Metron and E4A Solutions, a ground lease for the Rockdale Facility, and the Kentucky Facility data center, all of which expire on various dates through January 2032.

As of June 30, 2025 and December 31, 2024, operating lease right-of-use assets were $30.8 million and $27.5 million, respectively, and operating lease liabilities were $31.1 million and $28.5 million, respectively.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the components of the Company’s lease expense. Ground and facilities lease expenses are included in Cost of revenue and office lease expenses are included in Selling, general, and administrative on the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$1,917	$1,231	$3,499	$2,429
Variable lease cost	102	150	199	260
Total lease expense	$2,019	$1,381	$3,698	$2,689

The following table presents supplemental lease information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating leases net operating cash outflows	$2,779	$1,007	$4,038	$1,216
Right-of-use assets exchanged for new operating lease liabilities	$—	$—	$5,962	$2,118
Weighted-average remaining lease term – operating leases	5.5	6.8	5.5	6.8
Weighted-average discount rate – operating leases	7.3%	6.8%	7.3%	6.8%

The following table presents the Company’s future minimum operating lease payments as of June 30, 2025:

	Ground lease	Office and other leases	Total
Remainder of 2025	$1,028	$1,449	$2,477
2026	2,119	4,028	6,147
2027	2,183	3,433	5,616
2028	2,249	2,989	5,238
2029	2,316	2,275	4,591
Thereafter	5,053	2,106	7,159
Total undiscounted lease payments	14,948	16,280	31,228
Less present value discount	(3,273)	3,193	(80)
Present value of lease liabilities	$11,675	$19,473	$31,148

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

During the six months ended June 30, 2025, approximately 0.2 million shares of common stock vested or were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). The Company withheld approximately less than 0.1 million of these shares, with a fair value of approximately $0.6 million, to cover the withholding taxes related to the settlement of these vested RSAs and RSUs, as permitted by the 2019 Equity Incentive Plan.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At-the-Market Equity (“ATM”) Program

August 2024 ATM Program

In August 2024, the Company established the August 2024 ATM Program, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the six months ended June 30, 2025, the Company received net proceeds of approximately $121.1 million ($123.9 million of gross proceeds, net of $2.8 million in commissions and expenses) from the sale of 10,775,462 shares of its common stock at a weighted average fair value of $11.50 per share under its August 2024 ATM Program. As of June 30, 2025, approximately $238.3 million in shares of the Company’s common stock were available for sale under the August 2024 ATM Program.

Note 15. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, officers, employees, and advisors of the Company in the form of RSAs, RSUs, or stock options, all of which settle in shares of the Company’s common stock upon vesting.

As of June 30, 2025, the Company had 12,887,563 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Performance-based stock awards and units	$25,767	$24,520	$51,312	$46,810
Service-based stock awards and units	4,233	7,615	8,263	17,325
Stock options	121	-	121	-
Total stock-based compensation	$30,121	$32,135	$59,696	$64,135

Stock-based compensation expense is recognized in Selling, general and administrative on the Condensed Consolidated Statements of Operations.

Performance-Based Awards and Units

Performance-based RSAs and RSUs are eligible to vest over a three-year performance period based on the Company’s total shareholder return (“TSR”) as compared to the performance of the Russell 3000 Index (the “Index”).

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2025	19,615,388	$13.03
Granted	—	$—
Vested	—	$—
Forfeited	(96,556)	$7.95
Balance as of June 30, 2025	19,518,832	$13.05

As of June 30, 2025, there was approximately $111.0 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.3 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2025	1,769,038	$12.55
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of June 30, 2025	1,769,038	$12.55

As of June 30, 2025, there was approximately $9.8 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.4 years.

Service-Based Awards and Units

Service-based RSAs and RSUs vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2025	2,712,859	$11.76
Granted	751,209	$8.06
Vested	(177,486)	$6.85
Forfeited	(54,981)	$11.31
Balance as of June 30, 2025	3,231,601	$11.18

As of June 30, 2025, there was approximately $24.0 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2025	362,425	$12.29
Granted	12,000	$10.46
Vested	(28,651)	$10.16
Forfeited	—	$—
Balance as of June 30, 2025	345,774	$12.41

As of June 30, 2025, there was approximately $2.6 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.

Stock Options

In June 2025, the Company granted approximately 1.2 million performance-based stock option awards under the 2019 Equity Incentive Plan. The stock options awards are eligible to vest in one-third increments upon meeting certain AI/HPC-based EBITDA milestones through December 31, 2029.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The vesting of all options is contingent upon continued service with the Company through each of the applicable milestones. All vested options are exercisable through December 31, 2030.

As of the grant date, the fair value per share underlying each stock option award was $5.99 and the total fair value of all options granted was approximately $7.0 million. The total fair value will be recognized ratably as stock-based compensation expense for each performance milestone over its implied service period, based on the estimated probability of achieving such milestone, through December 31, 2029.

The Company estimated the fair value of the stock option awards on the date of grant using the Black-Scholes option-pricing model, utilizing the following inputs:

●	The grant date exercise price/strike price of $8.07, equal to the closing market price of the Company’s common stock on the date of the grant;
●	An expected award term of approximately five years determined using the simplified method, which uses the mid-point between the vesting period and the contractual term;
●	Contractual term of approximately five years based on the expiration date of vested awards;
●	A risk-free rate of 3.93% based on U.S. Treasury yields over the expected life of the options granted; and
●	Expected volatility of future equity of 94.7% based on the average of the Company’s own historical volatility over the past five years and the implied volatility over the five-year term.

The following table presents a summary of the activity of the stock options:

	Number of Options	Exercise Price
Balance as of January 1, 2025	—	$—
Granted	1,166,861	$8.07
Vested	—	$—
Forfeited	—	$—
Balance as of June 30, 2025	1,166,861	$8.07

As of June 30, 2025, there was approximately $6.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.5 years. The weighted average remaining contractual term of the options is approximately 4.5 years.

The intrinsic value of the stock options was approximately $3.8 million. The intrinsic value is calculated as the difference between the Company’s closing stock price of $11.30 on June 30, 2025 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holder, had the holder been able to, in fact exercise the options on June 30, 2025.

Subsequent Awards

In July 2025, the Company granted approximately 1.8 million performance-based RSAs. The awards are eligible to vest, if at all, over a three-year performance period based on the Company’s TSR as compared to the Index TSR through December 31, 2027. The awards have a vesting range of 0% to 200% of each recipient’s target award of approximately 0.9 million RSAs, which is calculated based on the difference between the Company’s TSR and the Index TSR over the three-year performance period, subject to each recipient’s continuous employment with the Company through the vesting date. The awards have an aggregate grant date fair value of approximately $15.2 million.

In July 2025, the Company granted approximately 0.9 million service-based RSAs. The awards are eligible to vest in one-third installments over an approximate three-year service period commencing on the award’s grant date, subject to each recipient’s continuous employment with the Company through the applicable vesting dates. The awards have an aggregate grant date fair value of $10.4 million.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of June 30, 2025
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,711,908	$1,711,908	$—	$—
Restricted bitcoin(a)	$353,672	$353,672	$—	$—
Equity method investment - marketable securities(b)	$62,508	$62,508	$—	$—
Convertible note(b)	$5,623	$—	$—	$5,623
Derivative asset(c)	$148,642	$—	$—	$148,642
Contingent consideration liabilities(d)	$9,213	$—	$—	$9,213

	Fair value measured as of December 31, 2024
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,654,468	$1,654,468	$—	$—
Equity method investment - marketable securities(b)	$134,265	$134,265	$—	$—
Convertible note(b)	$5,345	$—	$—	$5,345
Derivative asset(c)	$149,495	$—	$—	$149,495
Contingent consideration liabilities(d)	$26,855	$—	$—	$26,855

(a)	See Note 5. Bitcoin.
(b)	See Note 6. Investments.
(c)	See Note 9. Power Supply Agreements.
(d)	See Note 17. Commitments and Contingencies.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis:

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a non-recurring basis. Our non-financial assets, including goodwill, intangible assets, operating lease right of use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17. Commitments and Contingencies

Commitments

Miners and mining equipment

Through June 30, 2025, the Company has paid approximately $632.3 million in total deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described in Note 7. Property and Equipment. As of June 30, 2025, the Company has a remaining commitment of $83.5 million for the purchase of miners, all of which is expected to be paid during the remainder of 2025.

Infrastructure

During 2024, the Company entered into agreements related to water supply infrastructure for the Corsicana Facility, resulting in total remaining commitments of approximately $7.5 million. The Company expects to incur these costs through 2026.

Contingent consideration liabilities

Block Mining

As part of the Block Mining Acquisition, the sellers are eligible to earn an additional $32.5 million in potential earn-out targets, payable in cash or stock, if certain milestones are reached by December 31, 2025 (See Note 3. Acquisitions). This contingent consideration is recognized at fair value on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, current portion. The fair value measurement as of June 30, 2025 is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, risk-free interest rate of 4.2% based on the U.S. Treasury rate for the corresponding time periods, and a credit spread of 1.5% based on the median of investment grade high yield debt instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of June 30, 2025, the Block Mining Acquisition contingent consideration had an estimated fair value of $6.1 million.

E4A Solutions

As part of the E4A Solutions Acquisition, the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ adjusted EBITDA, calculated as 2.65 times the amount the average adjusted EBITDA exceeds the established earn-out threshold during the two years ending December 31, 2026, payable in cash or Riot common stock at the Company’s discretion. This contingent consideration is recognized at fair value on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, less current portion. The fair value measurement as of June 30, 2025 is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, risk-free interest rates ranging from 4.0% to 4.3% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1.4% based on the median of investment grade and high yield debt instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of June 30, 2025, the E4A Solutions Acquisition contingent consideration had an estimated fair value of $2.5 million.

The following table presents the changes in the estimated fair value of the Company’s contingent consideration liabilities:

Balance as of January 1, 2025	$26,855
Change in fair value of contingent consideration	(17,642)
Balance as of June 30, 2025	$9,213

For the three months ended June 30, 2025, the change in fair value of the contingent consideration was approximately ($9.4) million.

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

Northern Data Working Capital Disputes

On September 7, 2022, the Company filed a complaint against Northern Data AG (“Northern Data”) in the Delaware Court of Chancery (Case No. C.A. No. 2022-0792-LWW) disputing the purchase price of Whinstone and seeking declaratory relief and specific performance of the stock purchase agreement (the “Northern Data Case”). On March 31, 2023, the parties filed a stipulation agreeing to dismiss all claims without prejudice and to submit the dispute for final determination to an independent accountant. The Company placed approximately $29.5 million in escrow pending the final determination of the independent accountant, and, on June 9, 2023, the independent accountant rendered a written final determination finding in favor of the Company on disputed issues totaling approximately $27.1 million. Accordingly, approximately $27.1 million of the escrowed amount was released from escrow and distributed to the Company on June 13, 2023, with the remaining approximately $2.4 million held in escrow allocated to Northern Data. As a result, the Company recognized a deferred gain on acquisition post-close dispute settlement of $26.0 million on the Condensed Consolidated Balance Sheets.

Following the final determination, Northern Data filed a complaint against the Company in the Delaware Court of Chancery (the “Chancery Court”) on June 23, 2023 (Case No. C.A. No. 2023-0650-LWW) challenging the independent accountant’s written final determination and seeking to re-litigate the purchase price adjustment process. The Company contested the legal and factual bases of Northern Data’s claims and filed a motion to dismiss the complaint on July 17, 2023, which the Chancery Court heard on February 13, 2024. The Chancery Court denied the motion to dismiss on May 17, 2024, at which time the court advised the parties that summary judgment briefing after focused discovery may be a worthwhile endeavor. Both the Company and Northern Data moved for summary judgment on November 6, 2024. On February 17, 2025, the Chancery Court heard the parties’ motions for summary judgment and took the matter under advisement.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 2, 2025, the Chancery Court issued a ruling on the parties’ motions for summary judgment which granted the Company’s motion on Count 1 (relating to disputed items totaling approximately $22.5 million) and Northern Data’s motion on Counts 2 and 3 (relating to disputed items totaling approximately $3.8 million). The deadline to appeal the Chancery Court’s ruling was July 18, 2025. Neither the Company nor Northern Data appealed the decision which resolved all claims in the Northern Data Case. As a result of the ruling, the Company recognized a gain of $26.0 million, which is recognized as Gain on acquisition post-close settlement dispute on the Condensed Consolidated Statements of Operations.

Legacy Hosting Customer Disputes

Rhodium

On May 2, 2023, Whinstone filed a petition against Rhodium 30MW, LLC (“Rhodium 30MW”), Rhodium JV, LLC (“Rhodium JV”), Air HPC LLC (“Air HPC”), and Jordan HPC, LLC (“Jordan HPC” and, together with Rhodium 30MW, Rhodium JV, and Air HPC, collectively, the “Defendants”) in Case No. CV41873 in the 20th District Court (the “District Court”) of Milam County, Texas. In its amended petition filed May 3, 2023, Whinstone asserted breach of contract claims for Rhodium JV and Air HPC’s failure to pay certain hosting and service fees under the now-terminated Whinstone-Rhodium hosting agreements (the “Hosting Agreements”) and sought a declaration regarding the rights and obligations under certain hosting agreements with the Defendants and that no power credits are owed to any Rhodium entity under any agreement. Whinstone sought recovery of more than $26 million, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest. On June 12, 2023, Defendants answered and, along with non-parties Rhodium Encore LLC, Rhodium 2.0 LLC, and Rhodium 10mw LLC (collectively, the “Rhodium Non-Parties” and, together with Defendants, collectively, “Rhodium”), filed contingent counterclaims for breach of contract and moved to compel arbitration for alleged unpaid energy sale credits and lost profits. On August 14, 2023, Whinstone filed a second amended petition to include a declaration regarding the rights and obligations under the now-terminated water agreement between Whinstone and various Rhodium entities.

On April 28, 2025, Whinstone, Riot, and Rhodium entered into a global settlement which included: (1) settlement of all existing (or future) claims between the parties, including any and all claims arising under the Hosting Agreements, and dismissal of all such claims; (2) mutual termination of the Hosting Agreements, and (3) Whinstone’s purchase of specific Rhodium assets (the “Transaction”). In consideration for the settlement and Transaction, Whinstone paid to Rhodium a total sum of $185.0 million, comprised of approximately $129.9 million in cash, the return of Rhodium’s power security deposit of approximately $6.1 million, and 6,989,800 shares of Company common stock, valued at $49.0 million based on the preceding ten trading day volume-weighted average share price immediately prior to the date of execution of the Transaction. As a result of the Transaction, the Company recognized a loss of $158.1 million, which is recognized as Loss on contract settlement on the Condensed Consolidated Statements of Operations.

SBI

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint in the United States District Court for the Western District of Texas (Case No. 6:23-cv-252), which it later amended, against Whinstone alleging breach of contract, fraud, and negligent bailment claims related to a colocation services agreement between Whinstone and SBI that was terminated in 2021. On July 21, 2023, Whinstone filed a motion to dismiss the amended complaint, which was denied on October 25, 2023. On November 25, 2024, Whinstone asserted counterclaims for breach of contract and fraudulent inducement. SBI has since updated its alleged damages, now claiming over $350 million in purported lost profits and more than $50 million in equipment replacement cost, plus reasonable attorneys’ fees, costs, expenses, and pre- and post-judgment interest. Whinstone believes many of the claims are barred or waived, and that all of SBI’s claims substantively lack merit, and Whinstone plans to vigorously contest the same, as appropriate. While a preliminary investigation of the merits of SBI’s claims has commenced and because this litigation is still at this early stage, the Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet Group, Inc., (collectively “GMO”) filed a complaint against Whinstone alleging breach of a colocation services agreement between GMO and Whinstone, which has since been terminated, seeking damages in excess of $150.0 million for lost profit and profit sharing payments GMO alleges it was owed from Whinstone. The case is pending in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

JPC). Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25.0 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496.0 million in damages, for loss of future profits and future profit sharing payments GMO alleges would have been received through the term of the agreement, based on Whinstone’s allegedly wrongful termination of the colocation services agreement as of June 29, 2023. The Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

Note 18. Earnings Per Share (“EPS”)

The following table presents potentially dilutive securities that were included in the computation of diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$219,454	$(84,449)	$(76,913)	$127,328
Interest incurred on the 2030 Notes, net of income taxes	2,189	-	-	-
Numerator for diluted EPS	$221,643	$(84,449)	$(76,913)	$127,328

Denominator:
Denominator for basic EPS - weighted average shares outstanding	336,278,380	264,625,308	332,912,120	249,711,377
Effect of dilutive securities:
Unvested RSAs	5,881,278	—	—	—
Unvested RSUs	529,579	—	—	—
2030 Notes	39,988,127	—	—	—
Dilutive potential common shares	46,398,984	—	—	—
Denominator for diluted EPS - adjusted weighted average shares outstanding	382,677,364	264,625,308	332,912,120	249,711,377

Basic EPS	$0.65	$(0.32)	$(0.23)	$0.51
Diluted EPS	$0.58	$(0.32)	$(0.23)	$0.51

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Warrants to purchase common stock	63,000	63,000	63,000	63,000
Unvested RSAs(a)	—	16,803,122	22,846,989	16,803,122
Unvested RSUs	—	1,385,639	2,114,812	1,385,639
Stock options	1,166,861	—	1,166,861	—
Total	1,229,861	18,251,761	26,191,662	18,251,761

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19. Segment Information

The Company has two reportable segments: Bitcoin Mining and Engineering. The reportable segments are identified based on the types of services performed. No operating segments have been aggregated to form the reportable segments.

Gross profit (loss) is the segment performance measure the chief operating decision maker (“CODM”) uses to assess the Company’s reportable segments, and is calculated before the elimination of intersegment profits.

Prior to 2024, the Company had a Data Center Hosting reportable segment but has since terminated all contracts with its Data Center Hosting customers. Commencing with the three months ended March 31, 2024, the CODM ceased analyzing the performance of the Data Center Hosting operations and the Company ceased reporting Data Center Hosting as a separate reportable business segment. The Company has no plans to offer data center hosting services to new customers. All residual revenue and costs of revenue related to Data Center Hosting incurred during the three and six months ended June 30, 2025 and 2024 are included in Revenue: Other and Cost of Revenue: Other on the Condensed Consolidated Statements of Operations.

Other than the $97.2 million of goodwill from the Block Mining Acquisition allocated to the Bitcoin Mining segment, and $25.3 million of goodwill from the E4A Solutions Acquisition allocated to the Engineering segment, the Company does not allocate assets to the reporting segments because its assets are managed on an entity-wide basis and, therefore, does not separately disclose the total assets of its reportable operating segments.

The Bitcoin Mining segment generates revenue from the bitcoin the Company earns through its Bitcoin Mining activities. The Engineering segment generates revenue through customer contracts for custom-engineered electrical products and services. All Revenue: Other revenue is from external customers.

All revenue and cost of revenue from intersegment transactions have been eliminated in the Condensed Consolidated Statements of Operations.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present segment revenue and segment gross profit (loss), including the significant expense items reviewed by the CODM:

Three Months Ended June 30, 2025

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$140,889	$10,576	$151,465
Intersegment revenue	—	5,010	5,010
Segment revenue	140,889	15,586	156,475

Reconciliation of revenue
Other revenue(a)			1,523
Elimination of intersegment revenue			(5,010)
Total consolidated revenue			152,988

Segment cost of revenue:
Power	62,170	—	62,170
Compensation	4,686	—	4,686
Insurance on miners	1,462	—	1,462
Ground rent and related water and property tax	5,719	—	5,719
Materials	—	2,165	2,165
Labor	—	805	805
Other segment items(b)	4,139	6,888	11,026
Segment gross profit (loss)	$62,714	$5,728	$68,442

Three Months Ended June 30, 2024

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$55,764	$9,627	$65,391
Intersegment revenue	—	2,755	2,755
Segment revenue	55,764	12,382	68,146

Reconciliation of revenue
Other revenue(a)			4,627
Elimination of intersegment revenue			(2,755)
Total consolidated revenue			70,018

Segment cost of revenue:
Power	26,465	—	26,465
Compensation	2,821	—	2,821
Insurance on miners	1,639	—	1,639
Ground rent and related water and property tax	1,274	—	1,274
Materials	—	5,233	5,233
Labor	—	1,476	1,476
Other segment items(b)	3,076	1,552	4,628
Segment gross profit (loss)	$20,489	$4,121	$24,610

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2025

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$283,748	$24,496	$308,244
Intersegment revenue	—	11,334	11,334
Segment revenue	283,748	35,830	319,578

Reconciliation of revenue
Other revenue(a)			6,131
Elimination of intersegment revenue			(11,334)
Total consolidated revenue			314,375

Less:
Power	123,999	—	123,999
Compensation	9,131	—	9,131
Insurance on miners	2,924	—	2,924
Ground rent and related water and property tax	7,862	—	7,862
Materials	—	5,811	5,811
Labor	—	1,967	1,967
Other segment items(b)	9,077	13,886	22,963
Segment gross profit (loss)	$130,755	$14,166	$144,921

Six Months Ended June 30, 2024

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$127,160	$14,302	$141,462
Intersegment revenue	—	3,440	3,440
Segment revenue	127,160	17,742	144,902

Reconciliation of revenue
Other revenue(a)			7,852
Elimination of intersegment revenue			(3,440)
Total consolidated revenue			149,314

Segment cost of revenue:
Power	54,463	—	54,463
Compensation	5,465	—	5,465
Insurance on miners	3,375	—	3,375
Ground rent and related water and property tax	2,606	—	2,606
Materials	—	6,557	6,557
Labor	—	2,365	2,365
Other segment items(b)	5,916	5,357	11,272
Segment gross profit (loss)	$55,336	$3,463	$58,799

(a)	Other revenue is primarily attributable to Data Center Hosting revenue and is therefore not included in the total for segment gross profit (loss).
(b)	For each reportable segment, the other segment items category primarily consists of:

Bitcoin Mining: Bitcoin miner and network repair and maintenance costs.

Engineering: Manufacturing overhead costs.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the reconciliation of segment gross profit (loss) to net income (loss) before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment gross profit (loss)	$68,442	$24,610	$144,921	$58,799

Reconciling Items:
Other profit (loss)(a)	(1,483)	(5,478)	(5,840)	(6,788)
Elimination of intersegment profits	(5,010)	(2,755)	(11,334)	(3,440)
Acquisition-related costs	(111)	—	(187)	—
Selling, general, and administrative	(75,902)	(61,189)	(147,350)	(118,841)
Depreciation and amortization	(83,197)	(37,326)	(161,123)	(69,669)
Change in fair value of bitcoin	470,812	(76,403)	262,772	157,677
Change in fair value of derivative asset	(42,747)	27,484	(853)	47,716
Power curtailment credits	8,313	13,897	16,114	19,028
Change in fair value of contingent consideration	9,390	—	17,642	—
(Loss) gain on sale/exchange of equipment	(350)	(68)	(479)	(68)
Casualty-related (charges) recoveries, net	119	187	119	2,487
Interest income	3,334	8,466	6,731	16,655
Interest expense	(6,093)	(314)	(8,401)	(698)
Unrealized gain (loss) on equity method investment - marketable securities	6,143	24,462	(57,095)	24,462
Loss on contract settlement	(158,137)	—	(158,137)	—
Gain on acquisition post-close dispute settlement	26,007	—	26,007	—
Other income (expense)	244	33	337	41
Net income (loss) before taxes	$219,774	$(84,394)	$(76,156)	$127,361

(a)	Other profit (loss) is primarily attributable to Data Center Hosting activity and is therefore not included in the total for segment gross profit (loss).

Concentrations

During the three and six months ended June 30, 2025 and 2024, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

During the three and six months ended June 30, 2025 and 2024, Bitcoin Mining power was primarily obtained from ERCOT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that will assist the reader in understanding our results of operations and financial condition. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes (the “Notes”) and other financial information included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements for the year ended December 31, 2024, as included in our 2024 Annual Report.

Unless otherwise indicated, amounts are stated in thousands of U.S. dollars except for: share, per share, per MWh and miner amounts; bitcoin quantities, prices, and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

Our MD&A is primarily organized as follows:

●	Business Overview and Trends. Highlights of events that impacted our financial position.
●	Results of Operations. Analysis of our financial results comparing the three months ended June 30, 2025 and 2024, and the six months ended June 30, 2025 and 2024.
●	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements and their general purpose.
●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Forward-Looking Statements

This MD&A includes forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of factors that could cause actual results to differ materially – and potentially adversely – from the results described in or implied by the forward-looking statements contained in this MD&A and elsewhere in this Quarterly Report.

Business Overview and Trends

General

We are a vertically integrated Bitcoin Mining company principally engaged in enhancing our power infrastructure to support efficient and large-scale Bitcoin Mining operations in support of the Bitcoin blockchain. In addition to our growing mining and engineering businesses, we are in the process of developing a scalable data center platform designed to allocate a portion of our power capacity toward supporting AI/HPC workloads. This dual-pronged strategy will enable us to capitalize on both the long-term potential of bitcoin and the growing demand for power and data center infrastructure, positioning us to participate in two rapidly evolving sectors.

We operate in two reportable business segments: Bitcoin Mining and Engineering.

We own and operate multiple Bitcoin Mining facilities in the United States, including the Rockdale Facility, the Corsicana Facility, and the Kentucky Facility. The Rockdale Facility in Texas, with 700 MW of developed capacity, is believed to be one of the largest Bitcoin Mining facilities in North America, as measured by developed capacity. In 2024, we completed 400 MW of developed capacity at our second large-scale Texas site, the Corsicana Facility. Also in 2024, we expanded our operations through the acquisition of Block Mining, a Kentucky-based vertically integrated bitcoin miner, and E4A Solutions, a leading provider of electrical engineering services to a diverse customer base of energy developers and data center operators. The Block Mining Acquisition added 60 MW of developed capacity for self-mining, which we plan to expand to 110 MW during the remainder of 2025, and provided us with access to a second electrical grid. The E4A Solutions Acquisition added engineering expertise to service our electrical infrastructure and allows us to provide electrical solutions and services to support the rapidly growing market for electrical infrastructure.

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

AI/HPC Development

We strengthened our execution capacity by recruiting critical talent and launching a scalable data center platform to support the initial phase of development designated for AI/HPC applications at the Corsicana Facility, or AI/HPC Phase I. Additionally, we are evaluating further expansion opportunities and assessing the feasibility of developing additional power capacity to support AI/HPC applications. We are in the process of standardizing design templates and assessing procurement of all long-lead equipment, in alignment with our disciplined capital allocation strategy focused on delivering superior risk-adjusted returns. These foundational investments reflect a proactive, strategic approach that positions us for durable, long-term leadership and value creation in the data center sector.

Business Segments

Bitcoin Mining

During the six months ended June 30, 2025, we continued to deploy miners across all our Facilities, with the objective of increasing our operational efficiency and performance moving forward. As of June 30, 2025, we had a total deployed hash rate capacity of 35.4 EH/s, as compared to 31.5 EH/s as of December 31, 2024, an increase of 12.3%.

During the six months ended June 30, 2025, we mined 2,956 bitcoin, reflecting an increase of 748 bitcoin compared to the 2,208 bitcoin we mined during the six months ended June 30, 2024. The increase was primarily due to our increase in deployed hash rate and significantly improved operational efficiency, partially offset by the increase in the global network hash rate and the halving that occurred in April 2024.

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

Bitcoin Mining Metrics

The following table presents our key Bitcoin Mining metrics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Hash rate, average operating (EH/s)(1)
Rockdale Facility	13.1	7.7	13.1	9.1
Corsicana Facility	14.1	3.6	14.5	3.6
Kentucky Facility	4.5	—	3.2	—
Combined hash rate, average operating	31.7	11.3	30.8	12.7

All-in power cost (cents/kilowatt-hour)(2)
Rockdale Facility	3.6	1.9	3.7	3.0
Corsicana Facility	3.5	3.5	3.5	3.5
Kentucky Facility	3.2	—	3.9	—
Combined all-in power cost	3.5	2.1	3.6	3.0

			June 30,
			2025	2024
Hash rate, deployed (EH/s)(1)
Rockdale Facility			15.0	14.7
Corsicana Facility			15.7	7.3
Kentucky Facility			4.7	—
Combined hash rate, deployed			35.4	22.0

Developed power capacity (MW)(3)
Rockdale Facility			700	700
Corsicana Facility			400	200
Kentucky Facility			65	—
Total power capacity			1,165	900

(1)	Hash rate, deployed represents the total potential hash rate of all our deployed miners at period end, whereas hash rate, average operating represents the average total hash rate our deployed miners provided throughout the period. The difference between deployed hash rate and operating hash rate is attributable to down-time of all or some of our miners for power curtailments, or repairs and maintenance of bitcoin miners or supporting infrastructure. The difference between deployed hash rate and operating hash rate is a key measure in determining the efficiency of our Bitcoin Mining operations.

(2)	All-in power cost represents the price we paid for our power throughout the period, net of any power curtailments received. Power is overwhelmingly the largest marginal input cost in mining bitcoin and a significant contributor to profitability. Miners with a low cost of power are better positioned to profitably mine across a wider range of bitcoin price environments.

(3)	Developed power capacity is the total amount of electricity our Facilities can utilize for Bitcoin Mining.

The following table presents our cost to mine one bitcoin (amounts in thousands, except Quantity of bitcoin mined and Production value of one bitcoin mined amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of power for self-mining operations	$62,170	$26,465	$123,999	$54,463
Other direct cost of revenue for self-mining operations(1)(2), excluding bitcoin miner depreciation	16,005	8,810	28,994	17,361
Cost of revenue for self-mining operations, excluding bitcoin miner depreciation	78,175	35,275	152,993	71,824
Less: power curtailment credits(3)	(8,313)	(13,897)	(16,114)	(19,028)
Cost of revenue for self-mining operations, net of power curtailment credits, excluding bitcoin miner depreciation	69,862	21,378	136,879	52,796
Bitcoin miner depreciation(4)(5)	60,252	26,377	117,314	48,816
Cost of revenue for self-mining operations, net of power curtailment credits, including bitcoin miner depreciation	$130,114	$47,755	$254,193	$101,612

Quantity of bitcoin mined	1,426	844	2,956	2,208
Production value of one bitcoin mined(6)	$98,800	$66,069	$95,991	$57,591

Cost to mine one bitcoin, excluding bitcoin miner depreciation	$48,992	$25,329	$46,305	$23,911
Cost to mine one bitcoin, excluding bitcoin miner depreciation, as a % of production value of one bitcoin mined	49.6%	38.3%	48.2%	41.5%

Cost to mine one bitcoin, including bitcoin miner depreciation	$91,244	$56,582	$85,992	$46,020
Cost to mine one bitcoin, including bitcoin miner depreciation, as a % of production value of one bitcoin mined	92.4%	85.6%	89.6%	79.9%

(1)	Other direct cost of revenue includes compensation, insurance, repairs, and ground lease rent and related property tax.

(2)	During the three and six months ended June 30, 2025 and 2024, we paid cash of approximately $92.3 million and $190.9 million, respectively, in total deposits and payments for the purchase of miners. Costs to finance the purchase of miners were zero in all periods presented as the miners were paid for with cash from the Company’s cash balance. The seller did not provide any financing nor did the Company borrow from a third-party to purchase the miners.

(3)	Power curtailment credits are credited against our power invoices as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine bitcoin. These credits are recognized outside of cost of revenue in Power curtailment credits on our Condensed Consolidated Statements of Operations, but they significantly reduce our overall cost to mine bitcoin.

(4)	We capitalize the acquisition cost of our miners and include these costs in Property and equipment, net on our Condensed Consolidated Balance Sheets. The miners are depreciated over an estimated useful life of three years, during which time the miners are expected to generate bitcoin revenue. We do not consider depreciation expense in determining whether it is economical to operate our miners since depreciation is a non-cash expense and is not a variable operating cost that can be avoided even if we curtail operations temporarily. Depreciation expense incurred is disclosed for each respective period in the table above.

(5)	The following table presents the future depreciation expense of all of our bitcoin miners:

Remainder of 2025	$125,435
2026	209,009
2027	150,214
2028	15,198
Total	$499,856

(6)	Computed as revenue recognized from bitcoin mined divided by the quantity of bitcoin mined during the same period.

During 2023, 2024, and 2025, we entered into purchase orders under the Master Agreement to acquire new miners from MicroBT. These purchase orders represented a total hash rate of 44.7 EH/s, with a total purchase price of approximately $709.0 million, subject to downward price adjustments as provided by the Master Agreement. These miners are primarily intended for deployment at the Corsicana Facility, which commenced operations in April 2024. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received by the end of 2025, with deployment following on an ongoing basis. The Master Agreement provided us with four additional annual options to purchase miners, on the same or more favorable terms as the second purchase order executed under the Master Agreement.

For the three and six months ended June 30, 2025, Bitcoin Mining revenue was approximately $140.9 million and $283.7 million, respectively.

Engineering

Our Engineering business designs and manufactures power distribution equipment and custom-engineered electrical products. These products support our vertical integration strategy by enabling the internal development of critical electrical components and engineering services necessary for our site developments. This integration helps mitigate our execution and counter-party risk in ongoing and future expansion projects. The specialized talent employed in our Engineering business allows us the opportunity to explore new methods to optimize and develop best-in-class Bitcoin Mining operations, which has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin Mining hardware.

Our Engineering business also provides electricity distribution product design, manufacturing, and installation services primarily focused on large-scale commercial and governmental customers and serves a broad scope of clients across a wide range of markets, including data center, power generation, utility, water, industrial, and alternative energy.

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

For the three and six months ended June 30, 2025, Engineering revenue was approximately $10.6 million and $24.5 million, respectively.

Strategic Goals and Initiatives

Bitcoin Treasury Strategy

Our bitcoin acquisition strategy (“Bitcoin Treasury Strategy”) involves acquiring bitcoin primarily through vertically integrated mining operations, while also retaining the flexibility to purchase bitcoin in the open market using available liquidity, including proceeds from debt or equity issuances. Additionally, the Company may sell bitcoin to support operational needs and strategic initiatives. This vertically integrated approach has contributed to operational stability during market volatility and positioned the Company to capitalize on industry consolidation while strengthening its liquidity profile.

Power Strategy

Long-term power contracts form the basis of our power strategy. We utilize the Rockdale PPA and the Corsicana PPA (together, the “PPAs”) at our Facilities in the following ways:

Manual Curtailment

We power down operations and return power to the utility when market prices for electricity provide the potential for us to receive more power curtailment credits than the Bitcoin Mining revenues we would have generated had we not curtailed our mining operations. We receive power credits for the difference between the market power price and our fixed power price, which provides us with the ability to maximize our overall profitability between Bitcoin Mining and supporting the grid by not drawing power from the grid when electricity is most scarce.

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

The following table presents our power curtailment credits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Manual curtailment power credits	$6,646	$9,561	$13,676	$12,997
Demand response power credits	1,667	4,336	2,438	6,031
Total power curtailment credits	$8,313	$13,897	$16,114	$19,028

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

During 2023 and 2024, the bitcoin mining industry experienced record growth as the price of bitcoin increased from the lows experienced in early 2023. The rising bitcoin price renewed opportunities to access capital markets to fund growth, leading to unprecedented expansion in mining operations, which resulted in a doubling of the size of provisioned hash calculation services on the network, as measured by total hash rate. In advance of the April 2024 bitcoin network halving, many bitcoin mining companies heavily invested in implementing vertically integrated business models, infrastructure, and upgrading and expanding mining fleets. Competition on the bitcoin network has expanded in kind, and we expect competition within the mining industry to intensify as long as bitcoin prices remain elevated or increase further.

We have observed that when the market price for bitcoin experiences sustained increases, new miners are introduced onto the bitcoin network, contributing to an increase in the global network hash rate. Despite the halving in April 2024 and increase in the global network hash rate, our hash rate grew by approximately 186% from December 31, 2023 to June 30, 2025. This growth contributed to an increase of approximately 33.9% in the number of bitcoin we mined during the six months ended June 30, 2025 as compared to the same period in 2024.

Accordingly, as the global network hash rate continues to rise, miners must scale their operations to maintain or improve their share of mining rewards. In response, we have expanded our Bitcoin mining capacity through the development of new facilities, such as the Corsicana Facility, and strategic acquisitions, including the Block Mining Acquisition. These efforts are supported by investments in electricity supply and distribution infrastructure. We are also focused on other strategic growth opportunities that enhance our long-term competitiveness. Further, we have adopted new and improved technology to increase both our mining power and efficiency, including our industrial-scale adoption of immersion cooling and our strategic acquisitions of large quantities of the latest powerful and efficient miners available.

Volatile Transaction Fees

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

Since 2021, we have led the industry by focusing on a vertically integrated business model. We remain committed to building long-term stockholder value by taking strategic actions to further vertically integrate our business at the current Rockdale Facility, developing the Corsicana Facility, and integrating our acquisitions, including the Kentucky Facility and E4A Solutions. Management believes that vertical integration will strengthen each of our business segments by providing increased capacity for our Bitcoin Mining operations, expanding opportunities for implementing our proprietary power strategy, and positioning us to capitalize on supply chain efficiencies and electrical engineering services through our Engineering segment. We continue to focus on deploying our efficient Bitcoin Mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining facilities.

Grid Curtailment

The Public Utility Commission of Texas, ERCOT, and Oncor Electric Delivery Company (“Oncor”) collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas. In Kentucky, MISO oversees our power supply. As the bitcoin mining industry has expanded in recent years, regulatory scrutiny on bitcoin mining facilities and their energy consumption has intensified accordingly.

As Texas’s grid operator, ERCOT is responsible for monitoring and testing market participants, including our Bitcoin Mining facilities at the Rockdale Facility and the Corsicana Facility, to evaluate their impact on grid reliability. As part of this process, ERCOT may issue curtailment notices to reduce the power usage at our Texas operations. Our Facilities in Texas are subject to periodic testing and monitoring and have experienced power curtailments in response to instructions we receive from Oncor and

ERCOT. Given the inherent uncertainty regarding the duration or extent of power curtailments and testing procedures, we are currently unable to reasonably estimate their potential impact on our operations. If we cannot secure adequate access to electrical power, we may be forced to reduce or shut down our operations, which would have a material adverse effect on our business, prospects, financial condition, and operating results.

See Part I, Item 1A. “Risk Factors” of our 2024 Annual Report for additional discussion regarding potential impacts the competitive and evolving industry may have on our business.

Recent Events Affecting the Company

An inflationary environment marked by global supply chain logistics disruptions across multiple distribution channels, has in the past contributed to delays in certain of our miner delivery schedules and in our infrastructure development schedules, driven by constraints in the globalized supply chains for miners, electricity distribution equipment, and construction materials, and these conditions may contribute to delays in the future. We have also experienced delays in our Engineering business segment’s manufacturing and delivery schedule, and in our infrastructure development schedules, resulting from constraints in the globalized supply chains for miners, electricity distribution equipment, and construction materials.

During the six months ended June 30, 2025, we continued to operate under such conditions; however, we effectively and efficiently mitigated delivery delays to avoid material impacts to our miner deployment schedule, although we cannot guarantee continued success in mitigating any such delivery delays in the future. Additionally, the development and expansion of our Facilities requires large quantities of construction materials, specialized electricity distribution equipment, and other critical components, all of which are in high demand and may be difficult to source. To help mitigate the impacts of increasing demand for these goods, global supply chain constraints, and uncertainty arising from recently imposed U.S. tariffs on imports and retaliatory tariffs imposed by other countries, including any inflationary pricing that may result from such impacts, we procured and already hold many electrical infrastructure components and materials we require to develop the Corsicana Facility and to expand the Kentucky Facility, as well as replacement components and parts for our existing systems, to help shorten the impact of potential damage to installed equipment.

Summary of Riot’s Bitcoin Mining Results

The following tables present additional information about our own Bitcoin Mining activities, including bitcoin production and sales of the bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	2,956	283,748
Change in bitcoin receivable	—	(272)
Proceeds from sale of bitcoin	(1,371)	(131,802)
Exchange of bitcoin for employee compensation	(34)	(3,334)
Change in fair value of bitcoin	—	262,772
Balance as of June 30, 2025	19,273	$2,065,580

The following reconciles Bitcoin and Restricted bitcoin as of June 30, 2025 to the amounts above:
Bitcoin	15,973	$1,711,908
Restricted bitcoin	3,300	353,672
Total	19,273	$2,065,580

	Quantity	Amounts
Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from bitcoin mined	2,208	127,160
Change in bitcoin receivable	10	249
Proceeds from sale of bitcoin	(212)	(9,518)
Exchange of bitcoin for employee compensation	(34)	(1,692)
Change in fair value of bitcoin	—	157,677
Balance as of June 30, 2024	9,334	$585,054

Results of Operations

Comparative Results for the Three Months Ended June 30, 2025, and 2024:

Revenue

Total revenue for the three months ended June 30, 2025 and 2024 was $153.0 million and $70.0 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our remaining data center hosting operations.

For the three months ended June 30, 2025 and 2024, Bitcoin Mining revenue was $140.9 million and $55.8 million, respectively. The increase of $85.1 million was primarily due to higher bitcoin prices in the 2025 period, which averaged $98,800 per bitcoin, as compared to $66,004 per bitcoin for the 2024 period. Despite the substantial increase in the global network hash rate, Bitcoin production increased by 68.9% during the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a 61.3% increase in deployed hash rate.

For the three months ended June 30, 2025 and 2024, Engineering revenue was $10.6 million and $9.6 million, respectively. Of the increase, $3.7 million was due to the E4A Solutions Acquisition in December 2024, which was partially offset by a reduction of revenue resulting from change orders received on numerous custom projects.

Costs and expenses

The following table presents Cost of revenue for Bitcoin Mining:

	Three months ended June 30,
	2025	2024
Power	$62,170	$26,465
Compensation	4,686	2,821
Insurance on miners	1,462	1,639
Ground rent and related water and property tax	5,719	1,274
Other(1)	4,139	3,076
Total Bitcoin Mining cost of revenue	$78,175	$35,275

(1)	All amounts included within Other are individually insignificant.

The increase of approximately $42.9 million in Cost of revenue for Bitcoin Mining was primarily due to the increase in Bitcoin Mining capacity at the Corsicana Facility, which requires additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations. Property taxes increased due to the continued expansion of the Corsicana Facility and the acquisition of the Kentucky Facility in July 2024. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations.

Cost of revenue for Engineering for the three months ended June 30, 2025 and 2024 was $9.9 million and $8.3 million, respectively, an increase of approximately $1.6 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs, which increased along with the increase in revenue compared to the three months ended June 30, 2024.

Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 were $75.9 million and $61.2 million, respectively, an increase of approximately $14.7 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to a $12.3 million increase in legal and professional fees, primarily related to ongoing litigation and a $4.7 million increase in compensation expense as a result of hiring additional employees to support our ongoing growth, partially offset by a $2.0 million decrease in stock-based compensation due to the vesting of awards during 2024.

Depreciation and amortization for the three months ended June 30, 2025 and 2024 was $83.2 million and $37.3 million, respectively, an increase of approximately $45.9 million. The increase was primarily due to increased depreciation from the Corsicana Facility coming online in April 2024 and additional miners being deployed.

The change in fair value of bitcoin for the three months ended June 30, 2025 and 2024 was a gain of $470.8 million and a loss of $76.4 million, respectively, and was recognized to adjust the fair value of our bitcoin held at the end of each period.

The change in fair value of our derivative assets for the three months ended June 30, 2025 and 2024 was a loss of $42.7 million and a gain of $27.5 million, respectively, and was recorded to adjust the fair value of our PPAs, which were classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable periods. The loss incurred during the three months ended June 30, 2025 was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models decreasing from $55.41 per MWh as of March 31, 2025 to $53.31 per MWh as of June 30, 2025. The gain recognized during the three months ended June 30, 2024 was primarily attributable to the average of the forward prices increasing from $47.46 per MWh as of March 31, 2024 to $51.13 per MWh as of June 30, 2024.

Power curtailment credits for the three months ended June 30, 2025 and 2024 were $8.3 million and $13.9 million, respectively, and represent sales of unused power under certain of our PPAs and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

The change in fair value of contingent consideration for the three months ended June 30, 2025 was a loss of $9.4 million, as compared to no gain or loss for the three months ended June 30, 2024, and was a result of the contingent consideration recognized in July and December 2024 as part of the acquisitions of Block Mining and E4A Solutions.

The loss on contract settlement of $158.1 million was attributable to the Rhodium Settlement.

Other income (expense)

Interest income for the three months ended June 30, 2025 and 2024 was $3.3 million and $8.5 million, respectively. The decrease was primarily due to a decrease in cash balances on deposit.

Interest expense for the three months ended June 30, 2025 and 2024 was $6.1 million and $0.3 million, respectively. The increase was primarily due to the debt from new financing arrangements entered into during late 2024 and 2025.

Gain (loss) on equity method investment – marketable securities for the three months ended June 30, 2025 and 2024, were gains of $6.1 million and $24.5 million, respectively, and were recognized to adjust the fair value of our equity method investment held at the end of each period.

Comparative Results for the Six Months Ended June 30, 2025 and 2024:

Revenue

Total revenue for the six months ended June 30, 2025 and 2024 was $314.4 million and $149.3 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our remaining data center hosting operations.

For the six months ended June 30, 2025 and 2024, Bitcoin Mining revenue was $283.7 million and $127.2 million, respectively. The increase of $156.6 million was primarily due to higher bitcoin prices in the 2025 period, which averaged $95,991 per bitcoin, as compared to $57,591 per bitcoin for the 2024 period. Despite the substantial increase in the global network hash rate and the April 2024 halving, bitcoin production increased by 33.9% during the six months ended June 30, 2025 compared to the same period in 2024 due to the significant increases in our deployed and operating hash rate during each of the periods.

For the six months ended June 30, 2025 and 2024, Engineering revenue was $24.5 million and $14.3 million, respectively. The increase of $10.2 million was primarily attributable to the E4A Solutions Acquisition in December 2024, which accounted for $7.6 million of the increase. The remaining increase was primarily attributable to the accelerated completion of certain custom products and, therefore, the recognition of revenue.

Costs and expenses

The following table presents Cost of revenue for Bitcoin Mining:

	Six Months Ended
	June 30,
	2025	2024
Power	$123,999	$54,463
Compensation	9,131	5,465
Insurance on miners	2,924	3,375
Ground rent and related water and property tax	7,862	2,606
Other(1)	9,077	5,916
Total Bitcoin Mining cost of revenue	$152,993	$71,824

(1)	All amounts included within Other are individually insignificant.

The increase of approximately $81.2 million in Cost of revenue for Bitcoin Mining was primarily due to the increase in Bitcoin Mining capacity at the Corsicana Facility, which requires additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations. Property taxes increased due to the continued expansion of the Corsicana Facility and the acquisition of the Kentucky Facility in July 2024. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations.

Cost of revenue for Engineering for the six months ended June 30, 2025 and 2024 was $21.7 million and $14.3 million respectively, an increase of approximately $7.4 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs, which increased along with the increase in revenue compared to the six months ended June 30, 2024.

Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 were $147.4 million and $118.8 million, respectively, an increase of approximately $28.6 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to an $18.5 million increase in legal and professional fees primarily related to ongoing litigation and a $7.7 million increase in compensation expense as a result of hiring additional employees to support our ongoing growth. The remaining increase was due to an increase in other general operating costs such as insurance and information technology projects to support our growth, partially offset by a $4.4 million decrease in stock-based compensation due to the vesting of awards during 2024.

Depreciation and amortization for the six months ended June 30, 2025 and 2024 was $161.1 million and $69.7 million, respectively, an increase of approximately $91.5 million. The increase was primarily due to increased depreciation from the Corsicana Facility coming online in April 2024 and additional miners being deployed.

The change in fair value of bitcoin for the six months ended June 30, 2025 and 2024 were gains of $262.8 million and $157.7 million, respectively, and was recognized to adjust the fair value of our bitcoin held at the end of each period.

The change in fair value of our derivative assets for the six months ended June 30, 2025 and 2024 was a loss of $0.9 million and a gain of $47.7 million, respectively, and were recorded to adjust the fair value of our PPAs, which were classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable period. The loss incurred during the six months ended June 30, 2025 was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models increasing from $51.98 as of December 31, 2024 to $55.41 per MWh as of March 31, 2025, but then decreasing to $53.31 per MWh as of June 30, 2025. The gain recognized during the six months ended June 30, 2024 was primarily attributable to the average of the forward prices increasing from $43.80 per MWh as of December 31, 2023 to $51.13 per MWh as of June 30, 2024.

Power curtailment credits for the six months ended June 30, 2025 and 2024 were $16.1 million and $19.0 million, respectively, and represent sales of unused power under certain of our PPAs and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

The change in fair value of contingent consideration for the six months ended June 30, 2025 was a loss of $17.6 million, as compared to no gain or loss for the six months ended June 30, 2024, and was a result of the contingent consideration recognized in July and December 2024 as part of the acquisitions of Block Mining and E4A Solutions.

The loss on contract settlement of $158.1 million was attributable to the Rhodium Settlement.

Other income (expense)

Interest income for the six months ended June 30, 2025 and 2024 was $6.7 million and $16.7 million, respectively. The decrease was primarily due to a decrease in cash balances on deposit.

Interest expense for the six months ended June 30, 2025 and 2024 was $8.4 million and $0.7 million, respectively. The increase was primarily due to the debt from new financing arrangements entered into during late 2024 and 2025.

Gain (loss) on equity method investment – marketable securities for the six months ended June 30, 2025 and 2024, was a loss of $57.1 million and a gain of $24.5 million, respectively, and was recognized to adjust the fair value of our equity method investment held at the end of each period.

Non-GAAP Measures

In addition to financial measures presented under generally accepted accounting principles in the United States (“GAAP”), we consistently evaluate our use of and calculation of non-GAAP financial measures such as “Adjusted EBITDA.” EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as EBITDA adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of our core business operations in Bitcoin Mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities fair value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items.

We believe Adjusted EBITDA can be an important financial performance measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period to period by making such adjustments. Additionally, Adjusted EBITDA is used as a performance metric for share-based compensation.

Adjusted EBITDA is provided in addition to, and should not be considered a substitute for, or superior to, net income, the most comparable measure under GAAP to Adjusted EBITDA. Further, Adjusted EBITDA should not be considered as an alternative to revenue growth, net income, diluted net income per share, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider this financial measure either in isolation or as a substitute for analyzing our results as reported under GAAP.

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP performance measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$219,454	$(84,449)	$(76,913)	$127,328
Interest income	(3,334)	(8,466)	(6,731)	(16,655)
Interest expense	6,093	314	8,401	698
Income tax expense (benefit)	320	55	757	33
Depreciation and amortization	83,197	37,326	161,123	69,669
EBITDA	305,730	(55,220)	86,637	181,073

Adjustments:
Stock-based compensation expense	30,120	32,135	59,696	64,135
Acquisition-related costs	111	—	187	—
Change in fair value of derivative asset	42,747	(27,484)	853	(47,716)
Change in fair value of contingent consideration	(9,390)	—	(17,642)	—
Loss (gain) on equity method investment - marketable securities	(6,143)	(24,462)	57,095	(24,462)
Loss (gain) on sale/exchange of equipment	350	68	479	68
Casualty-related charges (recoveries), net	(119)	(187)	(119)	(2,487)
Loss on contract settlement	158,137	—	158,137	—
Gain on acquisition post-close dispute settlement	(26,007)	—	(26,007)	—
Other (income) expense	(244)	(33)	(337)	(41)
License fees	(24)	(24)	(48)	(48)
Adjusted EBITDA	$495,268	$(75,207)	$318,931	$170,522

Liquidity and Capital Resources

We generate non-cash revenue through mining bitcoin at our Facilities, which we manage based on our Bitcoin Treasury Strategy, while financing operations and other expenses through sales of our bitcoin production, borrowing against our credit facilities, and issuance of common stock under the ATM offering program. During the six months ended June 30, 2025 and 2024, we issued and sold approximately 10.8 million shares and 4.1 million shares, respectively, of our common stock under our ATM offering program for aggregate net proceeds (net of commissions and expenses) of $121.1 million and $516.0 million, respectively.

As of June 30, 2025, we had net working capital of approximately $141.2 million, which included cash and cash equivalents of $255.4 million and marketable securities of $62.5 million. We reported a net loss of $76.9 million during the six months ended June 30, 2025, which included $270.9 million in non-cash net gains, primarily resulting from revenue recognized from bitcoin mined of $283.7 million, and the change in fair value of bitcoin of $262.8 million, partially offset by depreciation and amortization of $161.1 million, stock-based compensation of $59.7 million, and unrealized losses on marketable securities of $57.1 million.

We monitor our balance sheet on an ongoing basis and evaluate the level of bitcoin retained from monthly production in consideration of our cash requirements for ongoing operations and expansion.

Contractual Commitments and Obligations

As of June 30, 2025, we had a remaining commitment of approximately $83.5 million due to MicroBT for the contractual purchase of miners, which we expect to pay during 2025.

Revenue from Operations

Bitcoin Mining

We expect to generate ongoing revenue from bitcoin rewards in connection with our Bitcoin Mining operations and our ability to liquidate bitcoin rewards at future values will be regularly evaluated to generate cash for operations.

Generating bitcoin rewards that exceed our production and overhead costs will determine our ability to report profit margins related to such Bitcoin Mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate proceeds from the sale of our bitcoin produced from our Bitcoin Mining business, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

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

ATM Equity Offerings

During 2025 and 2024, we offered and sold shares of our common stock through ATM offering programs pursuant to sales agreements with sales agents (each, an “ATM Program”). See Note 14. Stockholders’ Equity for the terms and provisions of each sales agreement.

The following table sets forth shares sold and net proceeds received (net of sales commissions and expenses) from shares sold under each ATM Program:

	Six Months Ended June 30,
	2025		2024
	Shares	Net Proceeds	Shares	Net Proceeds
2023 ATM Program	—	$—	8,644,100	$114,949
February 2024 ATM Program	—	—	34,089,733	401,017
August 2024 ATM Program	10,775,462	121,062	—	—
Total	10,775,462	$121,062	42,733,833	$515,966

As of June 30, 2025, approximately $238.3 million of our common stock remained available for issuance and sale pursuant to the August 2024 ATM Program. The remaining prior ATM Program sales agreements were terminated as of August 9, 2024.

Legal Proceedings

We have been named a defendant in several lawsuits, as more fully described in Note 17. Commitments and Contingencies.

Cash Flows

The following table presents a summary of our cash flows:

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(353,385)	$(100,365)
Net cash used in investing activities	$(40,019)	$(520,689)
Net cash provided by financing activities	$372,351	$505,053

Operating Activities

The increase in cash used was primarily attributable to increased power costs of $68.4 million, a $32.9 million increase in selling, general, and administrative costs, excluding stock-based compensation, both of which were primarily driven by our increased mining capacity and headcount, combined with other general operating costs such as insurance and information technology projects to support our growth. During the six months ended June 30, 2025, we paid a one-time cash cost of $122.6 million related to the loss on contract settlement related to the Rhodium acquisition.

Investing Activities

For the six months ended June 30, 2025 and 2024, net cash used in investing activities was primarily attributable to purchases and deposits paid for miners and purchases of property and equipment for our ongoing expansions. During the six months ended June 30, 2025, we paid approximately $86.4 million in deposits and payments for the purchase of miners, with anticipated additional payments of $83.5 million to be made in 2025, and paid approximately $93.2 million for the purchase of property and equipment, partially offset by proceeds from the sale of bitcoin of $131.8 million and proceeds of $14.7 million from the sale of marketable securities. During the six months ended June 30, 2024, we paid approximately $279.0 million in deposits and payments for the purchase of miners, paid approximately $110.8 million for the purchase of property and equipment, and paid approximately $133.2 for our investment in marketable securities.

Financing Activities

For the six months ended June 30, 2025 and 2024, net cash provided by financing activities primarily consisted of proceeds from our ATM Program offerings of $123.9 million and $527.0 million, respectively. We have approximately $838.8 million in debt outstanding, primarily consisting of $594.4 million from our 2030 Notes, $200 million from our bitcoin-backed credit facility, $54.3 million from our revolving credit facilities, and debt acquired as part of the Block Mining Acquisition. During the six months ended June 30, 2025, we received total net proceeds of $254.3 million from our debt. We have primarily financed our strategic growth through proceeds from issuances of our common stock through ATM Program offerings and various credit facilities, and it is reasonably likely that we will continue to finance our ongoing growth similarly.

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

Rockdale PPA and Corsicana PPA Valuations

The Rockdale PPA and the Corsicana PPA are accounted for as derivatives, the valuations of which are based on significant unobservable inputs, which include discounted cash flow estimation models containing quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the respective terms of the Rockdale PPA and the Corsicana PPA. Significant judgment and estimations are required when creating the discounted cash flow estimation models. Should our discounted cash flow estimation models change significantly, potentially material changes to the fair value of the derivative asset may result, which could have a material impact on our financial statements.

See Note 9. Power Supply Agreements for a discussion of the unobservable inputs and their impact on the valuation.

Long-Lived Assets

Long-lived assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Judgment is necessary in estimating our various assets’ useful lives. This includes evaluating our own usage experience with our currently owned assets, the quality of materials used in construction-related projects, and for our miners, the rate of technological advancement and market-related factors such as the price of bitcoin and the bitcoin network hash rate, which impact the value of the miners. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, which is determined based on a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Significant judgment is used when estimating future cash flows, particularly the price of bitcoin and the bitcoin network hash rate. If such assets are considered impaired, an impairment is recognized based on the amount by which the carrying amount exceeds the estimated fair value of the assets.

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

Risks Regarding the Price of Bitcoin

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of June 30, 2025, we held 19,273 bitcoin recognized at its fair value of $2.1 billion.

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

The following table presents the impact of 10% changes in the price of bitcoin on our bitcoin holdings during the applicable period:

	For the six months ended June 30, 2025		For the six months ended June 30, 2024
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin
Increase/(Decrease) in Net Income	$338,388	$(338,388)	$59,601	$(59,601)

Risks Regarding the Price of Power

The following table presents the impact of 10% changes in the future power prices (taking into account the dates of maturity of our various fixed price PPAs) used to derive the fair value of the Rockdale PPA and the Corsicana PPA derivative assets:

	For the six months ended June 30, 2025		For the six months ended June 30, 2024
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Future Power Prices	Future Power Prices	Future Power Prices	Future Power Prices
Increase/(Decrease) in Net Income	$41,537	$(41,537)	$45,806	$(45,806)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

In July and December 2024, we acquired 100% of the equity interests of Block Mining and E4A Solutions, respectively. We are currently in the process of integrating the Block Mining and E4A Solutions operations, control processes, and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than changes made in connection with the acquisitions of Block Mining and E4A Solutions, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in Note 17. Commitments and Contingencies.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth herein and in Part I, Item 1A. Risk Factors of our 2024 Annual Report. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, financial condition, results of operations, cash flow and equity.

The following risk factors are in addition to those presented in our 2024 Annual Report:

Risks Related to Our Business

We have only recently begun to explore the development of AI/HPC infrastructure at the Corsicana Facility, and there can be no assurance that this initiative will be successful.

We have commenced initial development activities to evaluate and potentially build out a portion of the Corsicana Facility for AI/HPC applications. This initiative is in its early stages, and we may encounter unforeseen technical, operational, or financial challenges. There can be no assurance that we will complete the buildout at the Corsicana Facility as planned, on schedule, or within budget, or that the facility will operate as intended once completed.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, financial condition and results of operations.

To maintain and further develop our Bitcoin Mining operations, we must procure mining hardware and other Bitcoin Mining technology. Additionally, the development and potential expansion of our Facilities requires large quantities of construction materials, specialized electricity distribution equipment and other critical components, all of which are in high demand and may be difficult to source. While we proactively procure products and materials from our suppliers in sufficient quantities to facilitate deployment at scale, we cannot predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of products and materials we require for our operations, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business, financial condition, and results of operations.

Our success in the AI/HPC sector depends on our ability to attract and retain qualified third-party partners and customers.

We are relying on third-party consultants, vendors, and potential customers to support the development and commercialization of the AI/HPC infrastructure. Our ability to generate revenue from this initiative depends on securing long-term, creditworthy customers and partners. If we are unable to do so, or if these parties fail to perform as expected, our investment may not yield the anticipated returns.

Our expansion into AI/HPC may divert resources from our core Bitcoin mining operations, limit our power capacity for mining, and introduce operational complexity.

While we intend to continue our Bitcoin mining operations, the allocation of resources to support AI/HPC development may reduce the capital, personnel, infrastructure and power capacity available for our mining business. In particular, the diversion of power capacity to AI/HPC workloads may limit our ability to deploy that power for Bitcoin mining, which is a highly competitive and capital-intensive industry. As a result, we may be unable to expand our deployed hash rate (EH/s) at the pace of our competitors, potentially diminishing our market share and profitability. Managing multiple distinct lines of business may increase operational complexity and place additional demands on our management, technical, and support teams, which could negatively affect our overall performance, strategic execution, and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchases by us of our common stock during the three months ended June 30, 2025:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share (b)	or Programs	or Programs
April 1, 2025 through April 30, 2025	-	$-	N/A	N/A
May 1, 2025 through May 31, 2025	-	-	N/A	N/A
June 1, 2025 through June 30, 2025	9,134	11.30	N/A	N/A
Total	9,134	$11.30

(a)	During the quarter ended June 30, 2025, pursuant to our 2019 Equity Incentive Plan, certain of our employees surrendered shares of common stock to us to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards.
(b)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Index of Exhibits

The following are incorporated by reference herein to the exhibit previously filed with the SEC at the location indicated below or are filed herewith as indicated below:

Exhibit	Description	Location
2.1	Plan of Merger, dated effective as of December 30, 2022, by and between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 2.1 of the Current Report on Form 8-K filed January 3, 2023.

3.1	Articles of Incorporation filed September 19, 2017.	Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Amendment to the Articles of Incorporation of Riot Blockchain, Inc. dated November 21, 2022.	Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.3	Certificate of Amendment to the Articles of Incorporation of Riot Platforms, Inc. dated June 13, 2024.	Exhibit 3.1 of the Current Report on Form 8-K filed June 18, 2024.

3.4	Amended and Restated Bylaws effective June 27, 2023.	Exhibit 3.1 of the Current Report on Form 8-K filed June 30, 2023.

3.5	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.6	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

10.1*†	Credit Agreement, dated April 22, 2025, between Riot Platforms, Inc. and Coinbase Credit, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed April 25, 2025.

10.2*†	Purchase and Sale Agreement, dated April 28, 2025, by and among Whinstone and Rhodium Encore LLC and its affiliates.	Exhibit 10.1 of the Current Report on Form 8-K filed May 1, 2025.

10.3*†	Amended and Restated Credit Agreement, dated May 19, 2025, between Riot Platforms, Inc. and Coinbase Credit, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed May 23, 2025.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Filed herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Filed herewith.

101	Inline XBRL (Extensible Business Reporting Language). The following from this Quarterly Report, formatted in	Filed herewith.

iXBRL (inline XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Date: July 31, 2025	RIOT PLATFORMS, INC. (Registrant)

/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Colin Yee
Colin Yee
Chief Financial Officer (Principal Financial Officer)