Form 10-Q
period 2025-09-30
Riot Platforms, Inc.
filed 2025-10-30
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

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

As of October 29, 2025, the registrant had 371,807,186 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those that are incorporated by reference herein. All statements in this Quarterly Report and the documents incorporated by reference herein, other than statements of historical fact, are “forward-looking statements” within the scope of this cautionary note, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations, integration of new equipment, systems, technologies, services or developments; the development of the Company’s remaining power capacity for large data center purposes including artificial intelligence (“AI”) and high-performance computing (“HPC”) uses; the development and implementation of industrial-scale immersion-cooled bitcoin mining hardware at our Bitcoin Mining facilities in Kentucky and Texas; the anticipated demand for  large data centers; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of bitcoin rewards and transaction fees we earn from our Bitcoin Mining operations; future self-mining hash rate capacity; timing of receipt and deployment of miners; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions; however, forward-looking statements may be made without such terminology.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except for share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$330,745	$277,860
Restricted cash	75,612	73,441
Accounts receivable, net	26,539	27,124
Contract assets	2,084	6,478
Prepaid expenses and other current assets	47,080	40,288
Derivative asset, current portion	46,533	40,020
Equity method investment - marketable securities, at fair value	—	134,265
Total current assets	528,593	599,476

Property and equipment, net	1,360,530	1,338,787
Bitcoin	1,823,630	1,654,468
Restricted bitcoin	376,423	—
Deposits	65,198	30,115
Finite-lived intangible assets, net	31,128	34,053
Derivative asset, less current portion	112,901	109,475
Right-of-use assets	34,492	27,492
Goodwill	122,499	121,887
Other long-term assets	23,422	19,554
Total assets	$4,478,816	$3,935,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,698	$17,609
Contract liabilities	18,206	9,644
Accrued expenses	60,090	75,672
Deferred gain on acquisition post-close dispute settlement	—	26,007
Deferred revenue, current portion	1,983	2,892
Contingent consideration liabilities, current portion	6,185	23,626
Current portion of debt	253,243	314
Operating lease liability, current portion	6,143	4,621
Total current liabilities	358,548	160,385

Deferred revenue, less current portion	—	13,590
Operating lease liability, less current portion	25,963	23,915
Contingent consideration liabilities, less current portion	3,029	3,229
Debt, less current portion	586,501	584,311
Other long-term liabilities	25	6,192
Total liabilities	974,066	791,622

Commitments and contingencies - Note 17

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, no par value; 680,000,000 shares authorized; 371,116,270 and 344,890,208 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,167,381	3,833,882
Accumulated deficit	(662,852)	(690,419)
Accumulated other comprehensive income (loss), net	221	222
Total stockholders’ equity	3,504,750	3,143,685
Total liabilities and stockholders’ equity	$4,478,816	$3,935,307

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Bitcoin Mining	$160,792	$67,491	$444,540	$194,651
Engineering	19,097	12,638	43,593	26,940
Other	340	4,657	6,471	12,509
Total revenue	180,229	84,786	494,604	234,100

Costs and expenses:
Cost of revenue (excludes depreciation and amortization presented below):
Bitcoin Mining	95,765	51,472	248,758	123,296
Engineering	13,707	13,517	35,371	27,796
Other	—	7,948	11,971	22,588
Acquisition-related costs	—	3,079	187	3,079
Selling, general, and administrative	69,832	66,936	217,182	185,777
Depreciation and amortization	82,929	60,000	244,052	129,669
Change in fair value of bitcoin	(133,120)	(8,554)	(395,892)	(166,231)
Change in fair value of derivative asset	(10,792)	24,318	(9,939)	(23,398)
Power curtailment credits	(30,634)	(12,417)	(46,748)	(31,445)
Change in fair value of contingent consideration	1	—	(17,641)	—
Loss on contract settlement	—	—	158,137	—
Gain on acquisition post-close dispute settlement	—	—	(26,007)	—
Loss (gain) on sale/exchange of equipment	(2,742)	—	(2,263)	68
Casualty-related charges (recoveries), net	(47)	—	(166)	(2,487)
Impairment of property and equipment	15,279	—	15,279	—
Total costs and expenses	100,178	206,299	432,281	268,712
Operating income (loss)	80,051	(121,513)	62,323	(34,612)

Other income (expense):
Interest income	3,919	5,530	10,650	22,185
Interest expense	(8,052)	(355)	(16,453)	(1,053)
Gain (loss) on equity method investment - marketable securities	28,903	(38,082)	(28,192)	(13,620)
Other income (expense)	1,344	90	1,681	131
Total other income (expense)	26,114	(32,817)	(32,314)	7,643

Net income (loss) before taxes	106,165	(154,330)	30,009	(26,969)

Current income tax benefit (expense)	(1,685)	(32)	(2,442)	(65)

Net income (loss)	$104,480	$(154,362)	$27,567	$(27,034)

Basic net income (loss) per share	$0.30	$(0.54)	$0.08	$(0.10)
Diluted net income (loss) per share	$0.26	$(0.54)	$0.08	$(0.10)

Basic weighted average number of shares outstanding	347,085,375	286,243,674	337,688,455	261,977,695
Diluted weighted average number of shares outstanding	403,179,486	286,243,674	389,070,336	261,977,695

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$104,480	$(154,362)	$27,567	$(27,034)
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	26	208	(1)	39
Comprehensive income (loss)	$104,506	$(154,154)	$27,566	$(26,995)

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except for share amounts)

Three Months Ended September 30, 2025

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	deficit	income (loss)	equity
Balance as of July 1, 2025	363,234,107	$4,063,053	$(767,332)	$195	$3,295,916
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	2,580,892	(2,649)	—	—	(2,649)
Issuance of common stock/At-the-market offering, net of offering costs	5,301,271	74,119	—	—	74,119
Stock-based compensation	—	32,858	—	—	32,858
Net income (loss)	—	—	104,480	—	104,480
Other comprehensive income (loss)	—	—	—	26	26
Balance as of September 30, 2025	371,116,270	$4,167,381	$(662,852)	$221	$3,504,750

Three Months Ended September 30, 2024

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	deficit	income (loss)	equity
Balance as of July 1, 2024	283,674,768	$3,257,024	$(672,492)	$(19)	$2,584,513
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	5,985,014	(709)	—	—	(709)
Issuance of common stock/At-the-market offering, net of offering costs	27,379,983	214,813	—	—	214,813
Issuance of common stock in connection with the acquisition of Block Mining	7,240,623	73,999	—	—	73,999
Stock-based compensation	—	30,567	—	—	30,567
Net income (loss)	—	—	(154,362)	—	(154,362)
Other comprehensive income (loss)	—	—	—	208	208
Balance as of September 30, 2024	324,280,388	$3,575,694	$(826,854)	$189	$2,749,029

Nine Months Ended September 30, 2025

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2025	344,890,208	$3,833,882	$(690,419)	$222	$3,143,685
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	3,159,529	(3,236)	—	—	(3,236)
Issuance of common stock/At-the-market offering, net of offering costs	16,076,733	195,181	—	—	195,181
Stock-based compensation	—	92,554	—	—	92,554
Issuance of common stock for contract settlement	6,989,800	49,000	—	—	49,000
Net income (loss)	—	—	27,567	—	27,567
Other comprehensive income (loss)	—	—	—	(1)	(1)
Balance as of September 30, 2025	371,116,270	$4,167,381	$(662,852)	$221	$3,504,750

Nine Months Ended September 30, 2024

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2024	230,836,624	$2,687,692	$(799,820)	$150	$1,888,022
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	16,089,325	(11,478)	—	—	(11,478)
Issuance of common stock/At-the-market offering, net of offering costs	70,113,816	730,779	—	—	730,779
Issuance of common stock in connection with the acquisition of Block Mining	7,240,623	73,999	—	—	73,999
Stock-based compensation	—	94,702	—	—	94,702
Net income (loss)	—	—	(27,034)	—	(27,034)
Other comprehensive income (loss)	—	—	—	39	39
Balance as of September 30, 2024	324,280,388	$3,575,694	$(826,854)	$189	$2,749,029

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net income (loss)	$27,567	$(27,034)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	92,554	94,702
Depreciation and amortization	244,052	129,669
Amortization of license fee revenue	(388)	(73)
Noncash lease expense	4,265	2,709
Amortization of debt issuance costs	3,243	—
Change in fair value of bitcoin	(395,892)	(166,231)
Change in fair value of derivative asset	(9,939)	(23,398)
Change in fair value of contingent consideration	(17,641)	—
Loss on contract settlement	35,518	—
Gain on acquisition post-close dispute settlement	(26,007)	—
Impairment of property and equipment	15,279	—
(Gain) loss on equity method investment - marketable securities	28,192	13,620
Loss (gain) on sale/exchange of equipment	(2,263)	68
Revenue recognized from bitcoin mined	(444,540)	(194,651)
Proceeds from sale of bitcoin	—	9,518
Changes in assets and liabilities:
(Increase)/decrease in operating assets	(7,963)	20,977
Increase/(decrease) in operating liabilities	(13,437)	(16,572)
Net cash provided by (used in) operating activities	(467,400)	(156,696)

Investing activities
Block Mining Acquisition, net of cash acquired	—	(7,203)
Acquisition of assets from Rhodium	(7,250)	—
Acquisition of land	(50,858)	—
Deposits on equipment	(138,071)	(331,176)
Proceeds from sale of bitcoin	290,953	—
Security deposits	140	(4,408)
Proceeds from the sale of equity method investment - marketable securities	106,073	—
Investment in equity method investment - marketable securities	—	(203,754)
Purchases of property and equipment, including construction in progress	(118,923)	(182,134)
Purchases of right-of-use assets	(3,595)	—
Casualty-related recoveries	166	2,487
Net cash provided by (used in) investing activities	78,635	(726,188)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	199,641	746,426
Offering costs for the issuance of common stock / At-the-market offering	(4,460)	(15,647)
Proceeds from revolving credit facilities	61,000	—
Repayments of revolving credit facilities	(6,728)	(202)
Proceeds from credit facility	200,000	—
Debt issuance costs	(2,396)	—
Repayment of debt assumed in Block Mining Acquisition	—	(5,002)
Repurchase of common shares to pay employee withholding taxes	(3,236)	(11,478)
Net cash provided by (used in) financing activities	443,821	714,097

Net increase (decrease) in cash and cash equivalents and restricted cash	55,056	(168,787)
Cash and cash equivalents and restricted cash at beginning of period	351,301	597,169
Cash and cash equivalents and restricted cash at end of period	$406,357	$428,382

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows – Continued

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental information:
Cash paid for interest	$9,885	$35
Cash paid for taxes	$1,023	$—
Non-cash transactions
Issuance of common stock for the Block Mining Acquisition	$—	$73,999
Contingent liability entered into for the Block Mining Acquisition	$—	$26,085
Reclassification of deposits to property and equipment	$102,848	$405,401
Construction in progress included in accrued expenses	$1,903	$12,690
Bitcoin exchanged for employee compensation	$3,745	$2,099
Right-of-use assets exchanged for new operating lease liabilities	$7,730	$5,850

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$277,860	$597,169
Restricted cash	73,441	—
Total cash, cash equivalents, and restricted cash as presented above	$351,301	$597,169
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$330,745	$355,709
Restricted cash	75,612	72,673
Total cash, cash equivalents, and restricted cash as presented above	$406,357	$428,382

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business

Riot Platforms is a vertically integrated bitcoin mining company principally engaged in enhancing its power infrastructure to support efficient and large-scale Bitcoin mining operations in support of the Bitcoin blockchain. The Company is also in the process of developing a scalable data center platform intended to allocate its power capacity to support non-mining data center operations, including potential applications in AI and HPC, with the objective of maximizing the value of the Company’s energy portfolio.

The Company provides comprehensive and critical infrastructure for bitcoin mining at its large-scale Bitcoin Mining facilities located in Rockdale, Texas (the “Rockdale Facility”), Navarro County, Texas (the “Corsicana Facility”), and two Bitcoin Mining sites in Kentucky (the “Kentucky Facility” and, together with the Rockdale Facility and the Corsicana Facility, the “Facilities”). The Rockdale Facility currently provides 700 megawatts (“MW”) of total developed capacity. The Corsicana Facility is currently equipped to provide up to 400 MW of capacity for Bitcoin Mining. Upon completion of the Corsicana Facility, the Company expects to have approximately one gigawatt (“GW”) of developed capacity available for Bitcoin Mining and other data center workloads.

As described in Note 19. Segment Information, the Company’s two reportable segments are: Bitcoin Mining and Engineering.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) and these notes (“Notes”) have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of such interim results. Unless otherwise indicated, amounts are stated in thousands of U.S. dollars, except for: share, per share, megawatt hours (“MWh”) and miner quantities; bitcoin quantities, prices and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include revenue recognition; valuation of the derivative asset classified under Level 3 of the fair value hierarchy; determination of the useful lives and recoverability of long-lived assets; impairment analysis of fixed assets and finite-lived intangibles; impairment analysis of goodwill; allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions; stock-based compensation; and the valuation allowance associated with the Company’s deferred tax assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Condensed Consolidated Financial Statements and these Notes. The reclassifications did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Accounting Policies

Except for the updates noted below, see the Company’s 2024 Annual Report for a detailed discussion of the Company’s significant accounting policies.

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its mining pool operator and engineering customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the receivable expected to be collected.

The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. The model also provides a practical expedient, which allows entities to forgo developing forecasts of economic conditions. The Company has elected to apply this practical expedient to determine expected credit losses for current accounts receivable and contract assets, assuming conditions as of the balance sheet date do not change for the remaining life of the asset. Based on this model, the Company considers many factors, including the age of the balance, customer creditworthiness and collection history. Bad debts are written off after all collection efforts have ceased.

Restricted bitcoin

The Company has pledged certain of its bitcoin as collateral for certain of its debt facilities. This restricted bitcoin is owned by the Company and is held in a segregated custody account in the Company’s name. The lender is not permitted to use such bitcoin to secure any other loan or account. Consistent with the Company’s other bitcoin holdings, restricted bitcoin is recorded at fair value, as determined using the period-end closing price of bitcoin on the Company’s principal market, Coinbase, and changes in fair value are recognized in Change in fair value of bitcoin, in Operating income (loss) on the Consolidated Statements of Operations.

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain to exercise. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected on the Consolidated Statements of Operations over the lease term.

For operating leases with a term exceeding 12 months and finance leases, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

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

For the Company’s finance leases, fixed lease payments are recognized as amortization of the right-of-use asset and interest expense is recognized on the outstanding lease liability using the effective interest method. Finance lease right-of-use assets are amortized

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

into depreciation and amortization expense on a straight-line basis over the lease term or, if the lease transfers ownership of the underlying asset to the Company, the life of the leased asset.

Recently Issued Accounting Pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Consolidated Financial Statements and ensures that there are proper controls in place to ascertain that the Company’s Consolidated Financial Statements properly reflect the change.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on the Company’s consolidated financial statements and disclosures and will update its disclosures for the year ending December 31, 2025, based on the requirements of ASU 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the annual and interim financial statements, disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on the Company’s consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 simplifies credit loss calculations and permits the election of a practical expedient to assume that conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses on current accounts receivable and current contract assets under ASC 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025. Early adoption is permitted. The Company adopted ASU 2025-05 effective January 1, 2025 on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 updates the accounting for costs related to the development of internal-use software to reflect the evolution of software development from a sequential to an agile development method by removing references to project stages in the existing guidance and requiring capitalization of software costs when management has authorized and committed to funding a software project and it is probable that the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of a fiscal year. The Company adopted ASU 2025-06 effective January 1, 2025 on a prospective basis. The adoption of ASU 2025-06 did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

E4A Solutions Acquisition

On December 16, 2024, the Company acquired 100% of the equity interests of E4A Solutions, LLC (“E4A Solutions”), a Texas-based provider of electrical engineering solutions, for total consideration of approximately $54.4 million, which was comprised of $51.8 million paid in cash from the Company’s existing cash and a contingent purchase price payable to the sellers with an estimated fair value at acquisition of $2.6 million (the “E4A Solutions Acquisition”). Under the contingent purchase price payable, the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ adjusted EBITDA during the two years ending December 31, 2026, payable in cash or Riot common stock at the Company’s discretion. The potential earn-out is calculated as 2.65 times the amount that the average E4A Solutions’ adjusted EBITDA exceeds the prescribed earn-out threshold.

The E4A Solutions Acquisition builds on Riot’s vertically integrated strategy by adding engineering expertise to service its own existing and future electrical infrastructure and allows the Company to provide electrical solutions and services to support the rapidly growing market for electrical infrastructure.

The E4A Solutions Acquisition was accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of September 30, 2025, the Company has completed a preliminary allocation of the purchase consideration. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the acquisition date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities, and any residual amounts will be allocated to goodwill.

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

The right-of-use asset and operating lease liabilities consisted of an operating lease of office and commercial space in Houston, Texas. The lease has annual payments of approximately $0.4 million and a remaining lease term of approximately two years as of the date of the acquisition.

Goodwill was attributable to the assembled workforce of experienced personnel at E4A Solutions and synergies expected to be achieved from the combined operations of the Company and E4A Solutions. The goodwill recognized is expected to be deductible for tax purposes. The goodwill was assigned to the Engineering reportable segment.

The operating results of E4A Solutions have been included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date. Through September 30, 2025, approximately $2.8 million of acquisition-related costs were expensed as incurred.

Block Mining Acquisition

On July 23, 2024, the Company acquired 100% of the equity interests of Block Mining, Inc. (“Block Mining”), a vertically integrated bitcoin mining company based in Kentucky, for total consideration of approximately $113.6 million (the “Block Mining Acquisition”). The purchase price consisted of $13.5 million in cash (adjusted for net working capital acquired and other items, excluding the payoff of debt of $5.0 million, which was accounted for as a transaction separate from the Block Mining Acquisition) from the Company’s existing cash, 7.2 million shares of Riot common stock valued at approximately $74.0 million at acquisition, and a contingent purchase price payable to the sellers with an estimated fair value at acquisition of $26.1 million. Under the terms of the contingent purchase price payable, the sellers may earn up to an additional $32.5 million if certain previously agreed upon milestones are reached by December 31, 2025.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Block Mining Acquisition immediately enhanced the Company’s operational capabilities by increasing its total hash rate, expanding Riot’s geographic footprint, and providing access to additional energy markets beyond the Electric Reliability Council of Texas (“ERCOT”). These markets include the Paducah Power Systems, Tennessee Valley Authority, and Big Rivers Electric Corporation, all located within the Midcontinent Independent System Operator (“MISO”) region. Block Mining consists of two operational sites, both in Kentucky, and includes existing operational Bitcoin Mining capacity, with the potential to expand. In addition, Block Mining owns a greenfield development site adjacent to an existing substation, representing a strategic opportunity for scalable growth. Known for its capital-efficient development model and experienced management team, Block Mining strengthens the Company’s ability to execute on its vertically integrated strategy and enhances its long-term positioning in the Bitcoin mining sector.

The Block Mining Acquisition was accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of June 30, 2025, the Company completed a preliminary allocation of the purchase consideration. The Company finalized the valuation of these assets and liabilities, and consideration transferred, as of June 30, 2025. The finalization of the valuation did not result in any adjustments to any of the amounts presented below.

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

The fair value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses was determined to be their respective carrying values due to the short-term nature of the assets and liabilities. The fair value of the acquired trade receivables was determined to be the net realizable amount of the closing date book value of $0.4 million.

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

The right-of-use asset and operating lease liabilities consisted of an operating lease of a data center in Calvert City, Kentucky. The lease has annual payments of approximately $1.4 million and a remaining lease term of approximately 3.0 years as of the date of the acquisition.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goodwill was attributable to the assembled workforce of experienced personnel at Block Mining and synergies expected to be achieved from the combined operations of the Company and Block Mining. The goodwill recognized is not expected to be deductible for tax purposes. The goodwill was assigned to the Bitcoin Mining reportable segment.

The operating results of Block Mining have been included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date. Through September 30, 2025, approximately $2.9 million of acquisition-related costs were expensed as incurred.

Pro-forma financial information

The following unaudited pro forma financial information summarizes the combined results of operations for Riot, Block Mining, and E4A Solutions, as if the companies were combined as of January 1, 2023. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisition and excludes acquisition-related costs of $5.7 million incurred for all periods through September 30, 2025. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company. This information should not be used as a predictive measure of the Company’s future financial position, results of operations, or liquidity.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2024
Revenue	$92,042	$274,083
Net income (loss)	$(154,353)	$(16,204)

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 19. Segment Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of September 30, 2025 and December 31, 2024, contract assets were $2.1 million and $6.5 million, respectively.

Contract liabilities primarily relate to uncompleted Engineering contracts. As of September 30, 2025 and December 31, 2024, contract liabilities and deferred revenue were $20.2 million and $26.1 million, respectively. In connection with the Rhodium Settlement described in Note 3. Acquisitions, the legacy hosting contract with Rhodium was terminated, thereby eliminating the Company’s future obligations under the contract. As a result, approximately $14.9 million of previously recognized deferred revenue was relieved and is included in Loss on contract settlement on the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2025 and 2024, $0.8 million and $1.7 million, respectively, and during the nine months ended September 30, 2025 and 2024, $7.7 million and $5.5 million, respectively, of the beginning balance of contract liabilities and deferred revenue, in aggregate, was recognized as revenue.

During the three and nine months ended September 30, 2025 and 2024, $0.3 million and $1.1 million, respectively, and during the nine months ended September 30, 2025 and 2024, $1.2 million and $1.4 million, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	Remainder of
	2025	2026	2027	Total
Engineering	35,784	119,059	6,739	161,582

Note 5. Bitcoin

The following table presents information about the Company’s bitcoin holdings:

	Quantity	Amounts
Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	4,362	444,540
Change in bitcoin receivable	2	(149)
Proceeds from sale of bitcoin	(2,762)	(290,953)
Exchange of bitcoin for employee compensation	(37)	(3,745)
Change in fair value of bitcoin	—	395,892
Balance as of September 30, 2025	19,287	$2,200,053

The following reconciles Bitcoin and Restricted bitcoin to the amounts above:
Bitcoin	15,987	$1,823,630
Restricted bitcoin (a)	3,300	$376,423
Total	19,287	$2,200,053

Carrying value of bitcoin as of September 30, 2025 (b)		$1,277,024
Realized gains on the sale or exchange of bitcoin for the three months ended September 30, 2025 (c)		$29,455
Realized gains on the sale or exchange of bitcoin for the nine months ended September 30, 2025 (c)		$33,389
Revenue recognized from bitcoin mined for the three months ended September 30, 2025		$160,792
Change in fair value of bitcoin for the three months ended September 30, 2025		$133,120

Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from bitcoin mined	3,312	194,651
Change in bitcoin receivable	6	(93)
Proceeds from sale of bitcoin	(212)	(9,518)
Exchange of bitcoin for employee compensation	(41)	(2,099)
Change in fair value of bitcoin	—	166,231
Balance as of September 30, 2024	10,427	$660,350

Carrying value of bitcoin as of September 30, 2024 (b)		$390,531
Realized gains on the sale or exchange of bitcoin for the three months ended September 30, 2024 (c)		$304
Realized gains on the sale or exchange of bitcoin for the nine months ended September 30, 2024 (c)		$7,661
Revenue recognized from bitcoin mined for the three months ended September 30, 2024		$67,491
Change in fair value of bitcoin for the three months ended September 30, 2024		$8,554

(a)	Restricted bitcoin is the Company’s bitcoin pledged as collateral for the Company’s $200 million credit facility. See Note 12. Debt for more information.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(b)	The carrying value of bitcoin is equal to the initial value of bitcoin as determined for revenue recognition purposes.
(c)	Bitcoin is sold on a first-in, first-out (FIFO) basis. For all periods presented, gains were recognized on all sales of bitcoin and exchanges of bitcoin for employee compensation and are included in Change in fair value of bitcoin on the Condensed Consolidated Statements of Operations.

All additions of bitcoin during the periods presented were the result of bitcoin generated by the Company’s Bitcoin Mining operations. All dispositions of bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

Note 6. Investments

Equity method investment - marketable securities

During the year ended December 31, 2024, the Company acquired approximately 90.1 million common shares of Bitfarms Ltd. (“Bitfarms”) on the open market for approximately $203.8 million. During the nine months ended September 30, 2025 the Company sold all of its common shares of Bitfarms on the open market for net proceeds of approximately $106.1 million.

As of September 30, 2025, the Company no longer holds any Bitfarms common stock.

The following table presents information about the equity method investment - marketable securities (“marketable securities”):

Fair value as of January 1, 2025	$134,265
Net losses on marketable securities	(28,192)
Sales of marketable securities	(106,073)
Fair value as of September 30, 2025	$—

For the three months ended September 30, 2025 and 2024, Gain (loss) on equity method investment - marketable securities was $28.9 million and ($38.1) million, respectively, and ($28.2) million and ($13.6) million, respectively, for the nine months ended September 30, 2025 and 2024.

Convertible note

During the year ended December 31, 2023, the Company invested in a $4.5 million convertible note at face value. The convertible note has a three-year term and earns interest at a rate of 12.0% per annum, which may be paid in cash or in-kind, and converts into equity of the issuer of the convertible note at the end of the three-year term.

The fair value measurement of the convertible note is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the convertible note as of September 30, 2025, primarily consisted of a discount rate of 12.8%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

The following table presents information about the convertible note:

Fair value as of January 1, 2025	$5,345
Accrued interest	468
Amortized costs basis	5,813
Unrealized holding gains (losses) recognized in accumulated other comprehensive income	(1)
Fair value as of September 30, 2025	$5,812

For the three months ended September 30, 2025, unrealized holding gains recognized in accumulated other comprehensive income were less than $0.1 million.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Property and Equipment

The following table presents the Company’s property and equipment:

	September 30,	December 31,
	2025	2024
Buildings and building improvements	$790,159	$715,862
Land rights and land improvements	61,800	10,904
Miners and mining equipment	882,969	927,866
Machinery and facility equipment	50,201	44,377
Office and computer equipment	3,697	3,081
Construction in progress	111,618	82,965
Total cost of property and equipment	1,900,444	1,785,055
Less accumulated depreciation	(539,914)	(446,268)
Property and equipment, net	$1,360,530	$1,338,787

During the three months ended September 30, 2025, the Company recognized an impairment of $15.3 million on its property and equipment. Certain long-lead items previously included in Construction in progress related to the planned expansion of the Corsicana Facility for bitcoin mining purposes were deemed to be impaired as a result of the Company’s decision to expand the Corsicana Facility for data center application purposes instead. No other impairment for property and equipment was recognized during the three and nine months ended September 30, 2025.

The Company did not incur any impairment charges for its property and equipment during the three and nine months ended September 30, 2024.

For the three months ended September 30, 2025 and 2024, depreciation expense related to property and equipment totaled $82.0 million and $58.5 million, respectively, and $241.1 million and $125.3 million, respectively, for the nine months ended September 30, 2025 and 2024.

Miners and mining equipment

As of September 30, 2025, the Company had deployed miners in its Bitcoin Mining operations at each of the Facilities.

During the year ended December 31, 2023, the Company entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended (the “Master Agreement”), to acquire miners from MicroBT Electronics Technology Co., Ltd., through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively “MicroBT”). In 2023, 2024, and 2025, the Company executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 49.2 exahash per second (“EH/s”), for a total purchase price of approximately $779.5 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received by the second quarter of 2026, with deployment following on an ongoing basis.

Land acquisitions

During the nine months ended September 30, 2025, the Company acquired various land parcels with a total of approximately 660 acres for $50.9 million. The acquired land is located near the Corsicana Facility and the Kentucky Facility and is intended to be used by the Company for future data center application expansion opportunities.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Goodwill and Intangible Assets

Goodwill

The goodwill balance of $122.5 million and $121.9 million as of September 30, 2025 and December 31, 2024, respectively, was attributable to the assembled workforces of experienced personnel at Block Mining and E4A Solutions and synergies expected to be achieved as a result of the Company’s acquisitions. See Note 3. Acquisitions.

Finite-lived intangible assets

The following table presents the Company’s finite-lived intangible assets as of September 30, 2025:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(4,205)	$25,195	10
Trademark	6,100	(2,004)	4,096	10
UL Listings	2,700	(863)	1,837	12
Patents	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(17,132)	$31,128

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(1,911)	$27,489	10
Trademark	6,100	(1,542)	4,558	10
UL Listings	2,700	(694)	2,006	12
Patents	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(14,207)	$34,053

For the three months ended September 30, 2025 and 2024, amortization expense related to finite-lived intangible assets was $0.9 million and $1.5 million, respectively, and $2.9 million and $4.4 million, respectively, for the nine months ended September 30, 2025 and 2024.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of September 30, 2025:

Remainder of 2025	$944
2026	3,775
2027	3,775
2028	3,775
2029	3,775
Thereafter	15,084
Total	$31,128

The Company did not identify any impairment of its finite-lived intangible assets during the three and nine months ended September 30, 2025 and 2024.

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

Under the Rockdale PPA, the Company may also elect not to utilize its long-term, fixed-price power for its operations, and instead elect to sell that power in exchange for credits against future power costs when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Services Programs, as defined below, participation in ERCOT’s Four Coincident Peak (“4CP”) program, and sales of power, to attempt to manage operating costs most efficiently.

During the three months ended September 30, 2025 and 2024, the Company earned credits against future power costs in exchange for power resold of approximately $30.6 million and $12.4 million, respectively, and approximately $46.7 million and $31.4 million, respectively, during the nine months ended September 30, 2025 and 2024. These amounts are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

The Company determined the Rockdale PPA meets the definition of a derivative because it allows for net settlement. However, because the Company has the ability to offer the power back for sale outside of the Rockdale PPA, rather than taking physical delivery, the Company determined that physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Rockdale PPA. Accordingly, the Rockdale PPA (a non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value each reporting period in Derivative asset on the Condensed Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Condensed Consolidated Statements of Operations. The Rockdale PPA is not designated as a hedging instrument. The Facilities Agreement (as defined below), Demand Response Service Programs (as defined below), and the ERCOT 4CP program (the “4CP Program”) are not part of the Rockdale PPA and are therefore not subject to treatment and valuation as a derivative along with Rockdale PPA.

The terms of the Rockdale PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of September 30, 2025, the margin-based collateral requirement was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling back unused or uneconomical power, the Company does not consider such actions to be trading activities.

Demand Response Services Programs

Concurrently with the Rockdale PPA, Whinstone entered into an interconnection agreement for the extension of delivery system transmission/substation facilities to facilitate delivery of electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under the Facilities Agreement were determined every 15 minutes using settlement information provided by ERCOT and recorded in Cost of revenue on the Condensed Consolidated Statements of Operations. During the year ended December 31, 2024, the construction of the interconnection was completed and power costs under the Facilities Agreement are no longer being incurred.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company also participates in the 4CP Program, which refers to the highest-load settlement intervals in each of the four summer months (June, July, August, and September), during which demand for power is typically at its highest across the ERCOT grid. The 4CP Program participants may voluntarily power down operations during these times and in doing so, reduce the electrical load demand on the ERCOT grid. Participants that reduce their load in these peak periods receive credits toward transmission costs on future power bills for the subsequent year, reducing overall power costs for the year. As a result of participation in the 4CP Program in 2024, the Company’s ongoing 2025 monthly power bills reflect substantially reduced transmission charges. The 4CP Program has an indefinite duration.

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

The Company enters into electricity futures contracts to manage electricity price risks and reduce the variability of cash flows associated with purchases of electricity used for the Company’s Bitcoin Mining operations at its Corsicana Facility.

As of September 30, 2025, the Company held outstanding electricity futures contracts for 40,576 MWh with a combined fair value of $1.5 million included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, realized and unrealized losses of $0.9 million and $1.2 million, respectively, and less than $0.1 million in each of the three and nine months ended September 30, 2024, were recognized in Other income (expense) on the Condensed Consolidated Statements of Operations.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Kentucky Facility

In April 2021, the Company’s subsidiary, Block Mining, entered into a long-term power purchase agreement (the “Kentucky PPA”) to provide power to one of its locations in Kentucky. Pursuant to the Kentucky PPA, the Company has the ability, but not the obligation, to acquire up to a total of 67 MW of power at one of its facilities through mid-April 2041. The all-in power rate includes a portion of the total fee that is at a fixed rate and another portion that adjusts annually. The Company determined the Kentucky PPA does not meet the definition of a derivative because it does not contain any net settlement provisions.

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

Derivative Asset

The following table presents the unobservable inputs used in the valuation of the Derivative asset:

Valuation Date	Significant Unobservable Input	Range			Average
September 30, 2025	Forward prices (per MWh)	$35.55	-	$105.18	$55.90
December 31, 2024	Forward prices (per MWh)	$31.22	-	$95.58	$51.98

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of January 1, 2025	$149,495
Change in fair value of derivative asset:
Change due to future price curve	22,784
Change due to passage of time and settlements	(12,845)
Total change in fair value of derivative assets	9,939
Balance as of September 30, 2025	$159,434

For the three months ended September 30, 2025, the total change in fair value of the derivative assets was $10.8 million, which consisted of $20.8 million for the change due to the future price curve and $(10.0) million for the change due to the passage of time and settlements.

The estimated fair values of the Rockdale PPA and Corsicana PPA are classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. These inputs include the fixed price of each block for the 345 MW of power to be delivered under the Rockdale PPA and 25 MW of power to be delivered under the Corsicana PPA. The valuation relies on discounted cash flow estimation models incorporating quoted commodity exchange spot and forward prices in MWh adjusted for basis spreads for load zone-to-hub differentials through the term of the Rockdale PPA, which is scheduled to end as of April 30, 2030, and the term of the Corsicana PPA, which is scheduled to end as of December 31, 2027, and a discount rate of 23.4%. Actual power usage is not a variable input in the determination of the fair value as the price and quantity of power to be delivered per the Rockdale PPA and the Corsicana PPA are fixed despite the existence of multiple blocks with separate power amounts.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of January 1, 2025	$4,495
Additions	138,071
Reclassifications to property and equipment	(102,848)
Balance as of September 30, 2025	$39,718
Security deposits:
Balance as of January 1, 2025	$25,620
Additions	289
Deposits returned	(429)
Balance as of September 30, 2025	25,480
Total long-term deposits	$65,198

Deposits on Equipment

During the nine months ended September 30, 2025, the Company made deposits and advance payments of $132.4 million to MicroBT for the purchase of miners and made deposits of $5.7 million for the purchase of other property and equipment, primarily consisting of electrical components used in the development of the Corsicana Facility. During the nine months ended September 30, 2025, the Company reclassified $95.6 million of deposits made to MicroBT and $7.2 million of other deposits to property and equipment in connection with the receipt of the equipment. See Note 7. Property and Equipment.

Security Deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of September 30, 2025, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the Rockdale PPA, resulting in a total of 345 MW under contract at fixed prices. See Note 9. Power Supply Agreements.

The Company has other security deposits totaling approximately $2.5 million for its offices and facilities, including $1.8 million associated with its ground lease.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Property and equipment	$1,903	$5,790
Power related costs	21,972	19,636
Compensation	16,178	21,218
Insurance	1,317	11,672
Sales and property tax payable	6,708	9,356
Other	12,012	8,000
Total accrued expenses	$60,090	$75,672

Note 12. Debt

2030 Notes

The Company’s 0.75% Convertible Senior Notes (the “2030 Notes”) are recognized as long-term debt on the Condensed Consolidated Balance Sheets, net of unamortized debt issuance costs. As of September 30, 2025, the amount recognized was $583.9 million ($594.4 million principal less $12.9 million of unamortized debt issuance costs).

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three and nine months ended September 30, 2025, the Company recognized $0.8 million and $2.3 million, respectively, of amortization of the deferred issuance costs.

As of September 30, 2025, the 2030 Notes had an estimated fair value of approximately $916.7 million. The estimated fair value is based on quoted prices in an active market and valued at the closing price reported at the end of the period and thus represents a Level 1 measurement on the fair value hierarchy.

Revolving Credit Facilities

$50 Million Credit Facility

In July 2024, the Company entered into a one-year $50.0 million Revolving Credit Facility (“$50 Million Credit Facility”). In May 2025, the Company extended the term of the facility through July 15, 2026. Revolving loans borrowed by the Company under the $50 Million Credit Facility may be used for general corporate purposes and carry a per annum interest rate of 1.25% plus the Secured Overnight Financing Rate. Letters of Credit issued under the $50 Million Credit Facility have a one-year term and incur fees of 1.25% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the pledge of cash collateral by the Company equal to 105.0% of the Letter of Credit exposure.

Concurrent with entry into the $50 Million Credit Facility, as required by the agreement, the Company pledged as security $50.0 million in cash collateral, depositing the funds into a control account maintained by the lender. The balance maintained in the control account is included in Restricted cash on the Condensed Consolidated Balance Sheets. Variable interest, equal to approximately 3.88% per annum as of September 30, 2025, is earned by the Company on the amount held in the control account.

During the nine months ended September 30, 2025, the Company borrowed $34.3 million in revolving loans under the $50 Million Credit Facility and recognized interest expense of $0.6 million and $1.0 million, respectively, for the three and nine months ended September 30, 2025.

The following is a summary of the revolving line of credit under the $50 Million Credit Facility as of September 30, 2025:

September 30,
2025
Total revolving credit facility	$50,000
Borrowings outstanding at end of period (a)	34,272
Weighted average daily borrowings during the period ended	23,338
Maximum daily borrowings during the period ended	41,000
Weighted average interest rate during the period ended	5.7%
Interest rate at end of the period	5.5%

(a)	As of September 30, 2025, the Company had $15.2 million in letters of credit issued under the $50 Million Credit Facility, which results in total available capacity under this facility of approximately $0.5 million.

$20 Million Credit Facility

In August 2024, the Company entered into a two-year $20.0 million Revolving Credit Facility (“$20 Million Credit Facility”). Revolving loans borrowed by the Company under the $20 Million Credit Facility may be used for general corporate purposes and carry a per annum interest rate of 1.60% plus the Secured Overnight Financing Rate. Letters of Credit issued under the $20 Million Credit Facility have a one-year term and incur fees of 1.5% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the pledge of cash collateral by the Company equal to 105.0% of the Letter of Credit exposure.

Concurrent with entry into the $20 Million Credit Facility, as required by the agreement, the Company pledged as security $20.0 million in cash collateral, depositing the funds into a control account maintained by the lender. The balance maintained in the control

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

account is included in Restricted cash on the Condensed Consolidated Balance Sheets. Variable interest, equal to approximately 3.70% per annum as of September 30, 2025, is earned by the Company on the amount held in the control account.

As of September 30, 2025, the Company had no letters of credit issued under the $20 Million Credit Facility.

During the nine months ended September 30, 2025, the Company borrowed $20.0 million in revolving loans under the $20 Million Credit Facility and recognized interest expense of $0.3 million and $0.6 million, respectively, for the three and nine months ended September 30, 2025.

The following is a summary of borrowings under the $20 Million Credit Facility as of September 30, 2025:

September 30,
2025
Total revolving credit facility	$20,000
Borrowings outstanding at end of period	20,000
Weighted average daily borrowings during the period ended	13,187
Maximum daily borrowings during the period ended	20,000
Weighted average interest rate during the period ended	5.9%
Interest rate at end of the period	5.8%

$200 Million Credit Facility

On April 22, 2025, the Company entered into a $100.0 million credit facility with Coinbase Credit, Inc. (“Coinbase”). On May 20, 2025, this credit facility was upsized to a total commitment of $200.0 million (“$200 Million Credit Facility”). Under the $200 Million Credit Facility, a multiple drawdown term loan facility in an aggregate principal amount of up to $200 million was made available to the Company. The Company has fully drawn against the $200 Million Credit Facility and intends to use the proceeds to pursue key strategic initiatives and for general corporate purposes.

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

As of September 30, 2025, 3,300 of the Company’s bitcoin were pledged as collateral to secure the $200 Million Credit Facility. These bitcoin are recorded in Restricted bitcoin on the Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2025, the Company recognized interest expense on the $200 Million Credit Facility of $5.2 million and $8.3 million, respectively. During three and nine months ended September 30, 2025, the Company recognized $0.6 million and $1.0 million, respectively, of amortization of deferred issuance costs. The interest rate as of September 30, 2025 was 8.75%.

Note Payable

As part of the Block Mining Acquisition, the Company assumed a $5.7 million note payable with a fixed rate of 8.81%. The note matures in December 2035, with annual principal and accrued interest payments due beginning on December 31, 2024.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s future note payable principal payments due as of September 30, 2025:

Remainder of 2025	$314
2026	343
2027	373
2028	405
2029	443
Thereafter	3,445
Total	$5,323

As of September 30, 2025, the note payable had an estimated fair value of approximately $5.5 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the note as of September 30, 2025, primarily consisted of an interest rate range of 8.9% to 10.1%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

Note 13. Leases

Operating Leases

As of September 30, 2025, the Company had operating leases primarily for its various offices, the manufacturing facilities of ESS Metron and E4A Solutions, a ground lease for the Rockdale Facility, and the Kentucky Facility data center, all of which expire on various dates through January 2032.

As of September 30, 2025 and December 31, 2024, operating lease right-of-use assets were $31.0 million and $27.5 million, respectively, and operating lease liabilities were $32.1 million and $28.5 million, respectively.

Finance Lease

During the nine months ended September 30, 2025, the Company entered into a lease for equipment located at the Kentucky Facility. Title to the leased equipment will transfer to the Company at the conclusion of the lease, which expires on December 31, 2029.

As of September 30, 2025, the finance lease right-of-use asset was $3.5 million and there was no remaining lease liability.

The following table presents the components of the Company’s lease expense. Ground and facilities lease expenses are included in Cost of revenue, office lease expenses are included in Selling, general, and administrative, and finance leases are amortized into Depreciation and amortization on the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$60	$—	$60	$—
Operating lease cost	1,868	2,262	5,368	4,431
Variable lease cost	109	167	308	428
Total lease expense	$2,037	$2,429	$5,736	$4,859

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents supplemental lease information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating leases net operating cash outflows	$1,201	$2,328	$5,240	$3,549
Right-of-use assets exchanged for new operating lease liabilities	$1,768	$3,733	$7,730	$5,850
New right-of-use assets associated with finance leases	$3,595	$—	$3,595	$—
Weighted-average remaining lease term – operating leases	5.4	6.3	5.4	6.3
Weighted-average discount rate – operating leases	7.3%	7.0%	7.3%	7.0%

The following table presents the Company’s future minimum operating lease payments as of September 30, 2025:

	Ground lease	Office and other leases	Total
Remainder of 2025	$514	$3,106	$3,620
2026	2,119	7,091	9,210
2027	2,183	6,622	8,805
2028	2,249	6,843	9,092
2029	2,316	4,317	6,633
Thereafter	5,053	5,658	10,711
Total undiscounted lease payments	14,434	33,637	48,071
Less present value discount	(2,759)	(13,206)	(15,965)
Present value of lease liabilities	$11,675	$20,431	$32,106

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

During the nine months ended September 30, 2025, approximately 1.3 million shares of common stock vested or were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). The Company withheld approximately 0.3 million of these shares, with a fair value of approximately $3.2 million, to cover taxes related to the settlement of these vested RSAs and RSUs, as permitted by the 2019 Equity Incentive Plan.

At-the-Market Equity (“ATM”) Program

In August 2024, the Company established the 2024 ATM program, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock (the “August 2024 ATM Program”).

During the nine months ended September 30, 2025, the Company received net proceeds of approximately $195.2 million ($199.6 million of gross proceeds, net of $4.5 million in commissions and expenses) from the sale of 16,076,733 shares of its common stock at a weighted average fair value of $12.42 per share under its August 2024 ATM Program. As of September 30, 2025, approximately $162.6 million in shares of the Company’s common stock were available for sale under the August 2024 ATM Program.

In October 2025, the Company received net proceeds of approximately $12.8 million ($13.1 million of gross proceeds, net of $0.3 million in commissions and expenses) from the sale of 672,099 shares of its common stock at a weighted average fair value of $19.48 per share under its August 2024 ATM Program.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, officers, employees,  and certain consultants of the Company in the form of RSAs, RSUs, or stock options, all of which settle in shares of the Company’s common stock upon vesting.

As of September 30, 2025, the Company had 10,195,445 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Performance-based stock awards and units	$26,934	$26,174	$78,245	$72,983
Service-based stock awards and units	5,540	4,393	13,804	21,719
Stock options	384	—	505	—
Total stock-based compensation	$32,858	$30,567	$92,554	$94,702

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

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2025	19,615,388	$13.03
Granted	1,873,681	$8.22
Vested	—	$—
Forfeited	(231,127)	$9.86
Balance as of September 30, 2025	21,257,942	$12.64

As of September 30, 2025, there was approximately $100.0 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.1 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2025	1,769,038	$12.55
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of September 30, 2025	1,769,038	$12.55

As of September 30, 2025, there was approximately $7.8 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.1 years.

Service-Based Awards and Units

Service-based RSAs and RSUs vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2025	2,712,859	$11.76
Granted	1,781,039	$9.94
Vested	(1,131,213)	$11.96
Forfeited	(147,903)	$9.79
Balance as of September 30, 2025	3,214,782	$10.78

As of September 30, 2025, there was approximately $29.7 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2025	362,425	$12.29
Granted	28,103	$11.58
Vested	(163,175)	$12.65
Forfeited	—	$—
Balance as of September 30, 2025	227,353	$11.95

As of September 30, 2025, there was approximately $2.3 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.5 years.

Stock Options

In June 2025, the Company granted approximately 1.2 million performance-based stock option awards under the 2019 Equity Incentive Plan. The stock option awards are eligible to vest in one-third increments upon meeting certain specified data center development-based EBITDA milestones through December 31, 2029.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The vesting of all options is contingent upon continued service with the Company through each of the applicable milestones. All vested options are exercisable through December 31, 2030.

As of the grant date, the fair value per share underlying each stock option award was $5.99 and the total fair value of all options granted was approximately $7.0 million. The total fair value is recognized ratably as stock-based compensation expense for each performance milestone over its implied service period, based on the estimated probability of achieving such milestone, through December 31, 2029.

The Company estimated the fair value of the stock option awards on the date of grant using the Black-Scholes option-pricing model, utilizing the following inputs:

●	The grant date exercise price/strike price of $8.07, equal to the closing market price of the Company’s common stock on the date of the grant;
●	An expected award term of approximately five years determined using the simplified method, which uses the midpoint between the vesting period and the contractual term;
●	Contractual term of approximately five years based on the expiration date of vested awards;
●	A risk-free rate of 3.93% based on U.S. Treasury yields over the expected life of the options granted; and
●	Expected volatility of future equity of 94.7% based on the average of the Company’s own historical volatility over the past five years and the implied volatility over the five-year term.

The following table presents a summary of the activity of the stock options:

	Number of Options	Exercise Price
Balance as of January 1, 2025	—	$—
Granted	1,166,861	$8.07
Vested	—	$—
Forfeited	—	$—
Balance as of September 30, 2025	1,166,861	$8.07

As of September 30, 2025, there was approximately $6.5 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3.3 years. The weighted average remaining contractual term of the options is approximately 5.3 years.

The intrinsic value of the stock options was approximately $12.8 million. The intrinsic value is calculated as the difference between the Company’s closing stock price of $19.03 on September 30, 2025 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holder, had the holder been able to exercise the options on September 30, 2025.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of September 30, 2025
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,823,630	$1,823,630	$—	$—
Restricted bitcoin(a)	$376,423	$376,423	$—	$—
Convertible note(b)	$5,812	$—	$—	$5,812
Derivative asset(c)	$159,434	$—	$—	$159,434
Contingent consideration liabilities(d)	$9,214	$—	$—	$9,214

	Fair value measured as of December 31, 2024
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,654,468	$1,654,468	$—	$—
Equity method investment - marketable securities(b)	$134,265	$134,265	$—	$—
Convertible note(b)	$5,345	$—	$—	$5,345
Derivative asset(c)	$149,495	$—	$—	$149,495
Contingent consideration liabilities(d)	$26,855	$—	$—	$26,855

(a)	See Note 5. Bitcoin.
(b)	See Note 6. Investments.
(c)	See Note 9. Power Supply Agreements.
(d)	See Note 17. Commitments and Contingencies.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis:

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a non-recurring basis. Non-financial assets, including goodwill, intangible assets, operating lease right of use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Note 17. Commitments and Contingencies

Commitments

Miners and mining equipment

Through September 30, 2025, the Company has paid approximately $704.0 million in total deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described in Note 7. Property and Equipment. As of September 30, 2025,

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Company has a remaining commitment of $105.4 for the purchase of miners, which is expected to be paid through the first half of 2026.

Infrastructure

During 2024, the Company entered into agreements related to water supply infrastructure for the Corsicana Facility, resulting in total remaining commitments of approximately $11.8 million. The Company expects to incur these costs through 2026.

Contingent consideration liabilities

Block Mining

As part of the Block Mining Acquisition, the sellers are eligible to earn an additional $32.5 million in potential earn-out targets, payable in cash or stock, if certain milestones are reached by December 31, 2025 (See Note 3. Acquisitions). This contingent consideration is recognized at fair value on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, current portion. The fair value measurement as of September 30, 2025 is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, risk-free interest rate of 4.0% based on the U.S. Treasury rate for the corresponding time periods, and a credit spread of 2.3% based on the median of investment grade high yield debt instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently produced synthetic credit rating analysis.

As of September 30, 2025, the Block Mining Acquisition contingent consideration had an estimated fair value of $6.2 million.

E4A Solutions

As part of the E4A Solutions Acquisition, the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ adjusted EBITDA, calculated as 2.65 times the amount the average adjusted EBITDA exceeds the established earn-out threshold during the two years ending December 31, 2026, payable in cash or Riot common stock at the Company’s discretion. This contingent consideration is recognized at fair value on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, less current portion. The fair value measurement as of September 30, 2025 is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, risk-free interest rates ranging from 3.8% to 4.2% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1.8% based on the median of investment grade and high yield debt instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of September 30, 2025, the E4A Solutions Acquisition contingent consideration had an estimated fair value of $2.4 million.

The following table presents the changes in the estimated fair value of the Company’s contingent consideration liabilities:

Balance as of January 1, 2025	$26,855
Change in fair value of contingent consideration	(17,641)
Balance as of September 30, 2025	$9,214

For the three months ended September 30, 2025, the change in fair value of the contingent consideration was less than $0.1 million.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Green Revolution Cooling Patent Dispute

On March 22, 2024, Green Revolution Cooling, Inc. (“GRC”) filed a complaint against the Company in the Western District of Texas (Case No. 6:24-CV-152), for patent infringement. More specifically, GRC has alleged that the immersion cooling systems provided to the Company by third parties infringe GRC’s U.S. Patent Nos. 9,992,914 (“the’914 Patent”) and 10,123,463 (“the ’463 Patent”). GRC seeks monetary damages through the time of trial, which is scheduled for February 2026, in excess of $50 million.  GRC also seeks an injunction against using all products that allegedly infringe the ’914 Patent and the ’463 Patent, or in lieu of an injunction, an award of a compulsory post-trial royalty of $0.01 per kWh of power used by the immersion cooled buildings. The Company has engaged counsel and is working with its counsel to evaluate and defend the Company from this infringement claim. The Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such outcome, at this time.

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

Legacy Hosting Customer Disputes

SBI

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint in the United States District Court for the Western District of Texas (Case No. 6:23-cv-252), which it later amended, against Whinstone alleging breach of contract, fraud, and negligent bailment claims related to a colocation services agreement between Whinstone and SBI that was terminated in 2021. On July 21, 2023, Whinstone filed a motion to dismiss the amended complaint, which was denied on October 25, 2023. On November 25, 2024, Whinstone asserted counterclaims for breach of contract and fraudulent inducement. SBI attempted to update its alleged damages to over $350 million in purported lost profits through an updated expert report which the court has since stricken.  Notwithstanding, Whinstone believes SBI will attempt to recover over $175 million in purported lost profits, which has been previously disclosed, and more than $50 million in equipment replacement cost, plus reasonable attorneys’ fees, costs, expenses, and pre- and post-judgment interest. Whinstone believes many of the claims are barred or waived, and that all of SBI’s claims substantively lack merit, and Whinstone plans to vigorously contest the same, as appropriate. While a preliminary investigation of the merits of SBI’s claims has commenced and because this litigation is still at this early stage, the Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet Group, Inc., (collectively “GMO”) filed a complaint against Whinstone alleging breach of a colocation services agreement between GMO and Whinstone, which has since been terminated, seeking damages in excess of $150.0 million for lost profit and profit sharing payments GMO alleges it was owed from Whinstone. The case is pending in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-JPC). Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25.0 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496.0 million in damages, for loss of future profits and future profit sharing payments GMO alleges would have been received through the term of the agreement, based on Whinstone’s allegedly wrongful termination of the colocation services agreement as of June 29, 2023. On August 26, 2025, GMO filed its fifth amended complaint including the Company as a defendant. On September 29, 2025, the Company filed a motion to dismiss the fifth amended complaint, and that motion is currently pending before the court. The Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18. Earnings Per Share (“EPS”)

The following table presents potentially dilutive securities that were included in the computation of diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$104,480	$(154,362)	$27,567	$(27,034)
Interest incurred on the 2030 Notes, net of income taxes	938	-	3,063	-
Numerator for diluted EPS	$105,418	$(154,362)	$30,630	$(27,034)

Denominator:
Denominator for basic EPS - weighted average shares outstanding	347,085,375	286,243,674	337,688,455	261,977,695
Effect of dilutive securities:
Unvested RSAs	14,916,070	—	10,614,282	—
Unvested RSUs	1,184,944	—	779,472	—
Stock options	4,970	—	—	—
2030 Notes	39,988,127	—	39,988,127	—
Dilutive potential common shares	56,094,111	—	51,381,881	—
Denominator for diluted EPS - adjusted weighted average shares outstanding	403,179,486	286,243,674	389,070,336	261,977,695

Basic EPS	$0.30	$(0.54)	$0.08	$(0.10)
Diluted EPS	$0.26	$(0.54)	$0.08	$(0.10)

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Warrants to purchase common stock	63,000	63,000	63,000	63,000
Unvested RSAs(a)	—	22,472,202	—	22,472,202
Unvested RSUs	—	2,147,788	227,353	2,147,788
Stock options	—	—	1,166,861	—
Total	63,000	24,682,990	1,457,214	24,682,990

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

Note 19. Segment Information

The Company has two reportable segments: Bitcoin Mining and Engineering. The reportable segments are identified based on the types of services performed. No operating segments have been aggregated to form the reportable segments.

Gross profit (loss) is the segment performance measure the chief operating decision maker (“CODM”) uses to assess the Company’s reportable segments and is calculated before the elimination of intersegment profits. The CODM is comprised of several members of its executive management team, including the CEO, Executive Chairman, EVO-CFO, EVP-Head of Corporate Development &

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Strategy, and COO. The CODM uses segment gross profit (loss) to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s two reportable segments.

Prior to 2024, the Company had a Data Center Hosting reportable segment but has since terminated all contracts with its Data Center Hosting customers. Commencing with the three months ended March 31, 2024, the CODM ceased analyzing the performance of the Data Center Hosting operations and the Company ceased reporting Data Center Hosting as a separate reportable business segment. The Company has no plans to offer bitcoin mining data center hosting services to new customers. All residual revenue and costs of revenue related to Data Center Hosting incurred during the three and nine months ended September 30, 2025 and 2024 are included in Revenue: Other and Cost of Revenue: Other on the Condensed Consolidated Statements of Operations.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present segment revenue and segment gross profit (loss), including the significant expense items reviewed by the CODM:

Three Months Ended September 30, 2025

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$160,792	$19,097	$179,889
Intersegment revenue	—	6,818	6,818
Segment revenue	160,792	25,915	186,707

Reconciliation of revenue
Other revenue(a)			340
Elimination of intersegment revenue			(6,818)
Total consolidated revenue			180,229

Segment cost of revenue:
Power	82,370	—	82,370
Compensation	4,801	—	4,801
Insurance on miners	1,462	—	1,462
Ground rent and related water and property tax	3,604	—	3,604
Materials	—	6,862	6,862
Labor	—	940	940
Other segment items(b)	3,528	5,905	9,433
Segment gross profit (loss)	$65,027	$12,208	$77,235

Three Months Ended September 30, 2024

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$67,491	$12,638	$80,129
Intersegment revenue	—	3,129	3,129
Segment revenue	67,491	15,767	83,258

Reconciliation of revenue
Other revenue(a)			4,657
Elimination of intersegment revenue			(3,129)
Total consolidated revenue			84,786

Segment cost of revenue:
Power	41,864	—	41,864
Compensation	3,786	—	3,786
Insurance on miners	1,871	—	1,871
Ground rent and related water and property tax	1,565	—	1,565
Materials	—	9,027	9,027
Labor	—	1,635	1,635
Other segment items(b)	2,386	2,855	8,171
Segment gross profit (loss)	$16,019	$2,250	$15,339

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2025

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$444,540	$43,593	$488,133
Intersegment revenue	—	18,152	18,152
Segment revenue	444,540	61,745	506,285

Reconciliation of revenue
Other revenue(a)			6,471
Elimination of intersegment revenue			(18,152)
Total consolidated revenue			494,604

Less:
Power	206,369	—	206,369
Compensation	13,932	—	13,932
Insurance on miners	4,386	—	4,386
Ground rent and related water and property tax	11,466	—	11,466
Materials	—	12,673	12,673
Labor	—	2,907	2,907
Other segment items(b)	12,605	19,791	32,396
Segment gross profit (loss)	$195,782	$26,374	$222,156

Nine Months Ended September 30, 2024

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$194,651	$26,940	$221,591
Intersegment revenue	—	7,129	7,129
Segment revenue	194,651	34,069	228,720

Reconciliation of revenue
Other revenue(a)			12,509
Elimination of intersegment revenue			(7,129)
Total consolidated revenue			234,100

Segment cost of revenue:
Power	96,326	—	96,326
Compensation	9,251	—	9,251
Insurance on miners	5,246	—	5,246
Ground rent and related water and property tax	4,171	—	4,171
Materials	—	15,584	15,584
Labor	—	4,000	4,000
Other segment items(b)	8,302	8,212	16,514
Segment gross profit (loss)	$71,355	$6,273	$77,628

(a)	Other revenue is primarily attributable to Data Center Hosting revenue and is therefore not included in the total for segment gross profit (loss).
(b)	For each reportable segment, the other segment items category primarily consists of:

Bitcoin Mining: Bitcoin miner and network repair and maintenance costs.

Engineering: Manufacturing overhead costs.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the reconciliation of segment gross profit (loss) to Net income (loss) before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment gross profit (loss)	$77,235	$15,339	$222,156	$77,628

Reconciling Items:
Other profit (loss) (a)	340	(3,291)	(5,500)	(10,079)
Elimination of intersegment profits	(6,818)	(199)	(18,152)	(7,129)
Acquisition-related costs	—	(3,079)	(187)	(3,079)
Selling, general, and administrative	(69,832)	(66,936)	(217,182)	(185,777)
Depreciation and amortization	(82,929)	(60,000)	(244,052)	(129,669)
Change in fair value of bitcoin	133,120	8,554	395,892	166,231
Change in fair value of derivative asset	10,792	(24,318)	9,939	23,398
Power curtailment credits	30,634	12,417	46,748	31,445
Change in fair value of contingent consideration	(1)	—	17,641	—
(Loss) gain on sale/exchange of equipment	2,742	—	2,263	(68)
Casualty-related (charges) recoveries, net	47	—	166	2,487
Interest income	3,919	5,530	10,650	22,185
Interest expense	(8,052)	(355)	(16,453)	(1,053)
Unrealized gain (loss) on equity method investment - marketable securities	28,903	(38,082)	(28,192)	(13,620)
Loss on contract settlement	—	—	(158,137)	—
Gain on acquisition post-close dispute settlement	—	—	26,007	—
Impairment of fixed assets	(15,279)	—	(15,279)	—
Other income (expense)	1,344	90	1,681	131
Net income (loss) before taxes	$106,165	$(154,330)	$30,009	$(26,969)

(a)	Other profit (loss) is primarily attributable to Data Center Hosting activity and is therefore not included in the total for segment gross profit (loss).

Concentrations

During the three and nine months ended September 30, 2025 and 2024, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

During the three and nine months ended September 30, 2025 and 2024, Bitcoin Mining power was primarily obtained from ERCOT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that will assist the reader in understanding our results of operations and financial condition. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes and other financial information included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements for the year ended December 31, 2024, as included in our 2024 Annual Report.

Unless otherwise indicated, amounts are stated in thousands of U.S. dollars except for: share, per share, per MWh and miner amounts; bitcoin quantities, prices, and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

Our MD&A is primarily organized as follows:

●	Business Overview and Trends. Highlights of events that impacted our financial position.
●	Results of Operations. Analysis of our financial results comparing the three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2025 and 2024.
●	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements and their general purpose.
●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

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

Business Overview and Trends

General

We are a vertically integrated bitcoin mining company principally engaged in enhancing our power infrastructure to support efficient and large-scale Bitcoin Mining operations in support of the Bitcoin blockchain. We are also in the process of developing a scalable    data center platform intended to allocate our power capacity to support non-mining data centers operations, including potential applications in AI and HPC, with the objective of maximizing the value of our energy portfolio. We believe this dual-pronged strategy will enable us to capitalize on both the long-term potential of bitcoin and the growing demand for power and data center infrastructure, positioning us to participate in two rapidly evolving sectors.

We operate in two reportable business segments: Bitcoin Mining and Engineering.

We own and operate multiple data center facilities in Texas and Kentucky that currently provide comprehensive and critical infrastructure for our own Bitcoin Mining operations. The Rockdale Facility in Texas, with 700 MW of developed capacity, is believed to be one of the largest Bitcoin Mining facilities in North America, as measured by developed capacity. In 2024, we completed construction of 400 MW of developed capacity at our second large-scale data center in Texas, the Corsicana Facility. Upon completion, we expect the Corsicana Facility to have approximately one GW of developed capacity available for data center workloads.

Also in 2024, we expanded our operations through the acquisitions of Block Mining, a Kentucky-based vertically integrated bitcoin miner, and E4A Solutions, a leading provider of electrical engineering services to a diverse customer base of energy developers and data center operators. The Block Mining Acquisition added 60 MW of developed capacity for self-mining, which we currently expanded to approximately 95 MW of operational capacity, and are targeting to reach a total of approximately 160 MW during the remainder of 2025. The Block Mining Acquisition also provided us with access to additional energy markets located within the MISO region. The E4A Solutions Acquisition added engineering expertise to service our electrical infrastructure and allows us to provide electrical solutions and services to support the rapidly growing market for electrical infrastructure.

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

Data Center Development

We strengthened our execution capacity by recruiting critical talent and launching a scalable data center platform to support the initial phase of our data center development at the Corsicana Facility (“Data Center Phase I”). Additionally, we are evaluating further expansion opportunities and assessing the development of our additional power capacity to support future data center applications, including for AI/HPC workloads. We have completed our basis of design for our standard data center build and are assessing procurement of all long-lead equipment, in alignment with our disciplined capital allocation strategy focused on delivering superior risk-adjusted returns. We believe that these foundational investments reflect a proactive, strategic approach to maximize our energy portfolio and access additional revenue opportunities that positions us for durable, long-term leadership and value creation in the data center sector.

Business Segments

Bitcoin Mining

During the nine months ended September 30, 2025, we continued to deploy miners across all our Facilities, with the objective of increasing our operational efficiency and performance moving forward. As of September 30, 2025, we had a total deployed hash rate capacity of 36.5 EH/s, as compared to 31.5 EH/s as of December 31, 2024, an increase of 15.9%.

During the nine months ended September 30, 2025, we mined 4,362 bitcoin, reflecting an increase of 1,050 bitcoin compared to the 3,312 bitcoin we mined during the nine months ended September 30, 2024. The increase was primarily due to our increase in deployed hash rate and significantly improved operational efficiency, partially offset by the increase in the global network hash rate and the halving that occurred in April 2024.

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

Our bitcoin custodian and brokerage services relationships are non-exclusive, and we may change our custodian and brokerage relationships at any time. We continually monitor our bitcoin assets held by our custodians. Our insurance providers do not have inspection rights associated with our bitcoin assets held in cold storage. For additional information regarding our relationships with our custodians, NYDIG Trust Company LLC and Coinbase, Inc., on behalf of itself and Coinbase Custody Trust Company, LLC, and, if applicable, Coinbase or Coinbase Custody International Ltd., and a description of our underlying agreements with them, see Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report.

Bitcoin Mining Metrics

The following table presents our key Bitcoin Mining metrics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Hash rate, average operating (EH/s)(1)
Rockdale Facility	14.1	9.2	14.3	8.5
Corsicana Facility	13.9	6.5	13.9	4.1
Kentucky Facility	3.3	1.0	2.9	1.0
Combined hash rate, average operating	31.3	16.7	31.1	11.6

All-in power cost (cents/kilowatt-hour)(2)
Rockdale Facility	2.2	2.8	3.5	3.1
Corsicana Facility	3.7	3.8	3.5	4.9
Kentucky Facility	6.0	3.8	5.1	3.8
Combined all-in power cost	3.2	3.1	3.6	3.2

			September 30,
			2025	2024
Hash rate, deployed (EH/s)(1)
Rockdale Facility			16.0	13.3
Corsicana Facility			15.7	6.3
Kentucky Facility			4.8	1
Combined hash rate, deployed			36.5	17.9

Developed power capacity (MW)(3)
Rockdale Facility			700	700
Corsicana Facility			400	300
Kentucky Facility			95	60
Total power capacity			1,195	1,060

(1)	Hash rate, deployed represents the total potential hash rate of all our deployed miners at period end, whereas hash rate, average operating represents the average total hash rate our deployed miners provided throughout the period. The difference between deployed hash rate and operating hash rate is attributable to down-time of all or some of our miners for power curtailments, or repairs and maintenance of bitcoin miners or supporting infrastructure. The difference between deployed hash rate and operating hash rate is a key measure in determining the efficiency of our Bitcoin Mining operations.

(2)	All-in power cost represents the price we paid for our power throughout the period, net of any power curtailments received. Power is overwhelmingly the largest marginal input cost in mining bitcoin and a significant contributor to profitability. Miners with a low cost of power are better positioned to profitably mine across a wider range of bitcoin price environments.

(3)	Developed power capacity is the total amount of electricity our Facilities can utilize for Bitcoin Mining.

The following table presents our cost to mine one bitcoin (amounts in thousands, except Quantity of bitcoin mined and Production value of one bitcoin mined amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of power for self-mining operations	$82,370	$41,864	$206,369	$96,326
Other direct cost of revenue for self-mining operations(1)(2), excluding bitcoin miner depreciation	13,395	9,608	42,389	26,970
Cost of revenue for self-mining operations, excluding bitcoin miner depreciation	95,765	51,472	248,758	123,296
Less: power curtailment credits(3)	(30,634)	(12,417)	(46,748)	(31,445)
Cost of revenue for self-mining operations, net of power curtailment credits, excluding bitcoin miner depreciation	65,131	39,055	202,010	91,851
Bitcoin miner depreciation(4)(5)	60,106	44,303	177,420	93,120
Cost of revenue for self-mining operations, net of power curtailment credits, including bitcoin miner depreciation	$125,237	$83,358	$379,430	$184,971

Quantity of bitcoin mined	1,406	1,104	4,362	3,312
Production value of one bitcoin mined(6)	$114,361	$61,131	$101,912	$58,771

Cost to mine one bitcoin, excluding bitcoin miner depreciation	$46,324	$35,376	$46,311	$27,733
Cost to mine one bitcoin, excluding bitcoin miner depreciation, as a % of production value of one bitcoin mined	40.5%	57.9%	45.4%	47.2%

Cost to mine one bitcoin, including bitcoin miner depreciation	$89,074	$75,505	$86,985	$55,849
Cost to mine one bitcoin, including bitcoin miner depreciation, as a % of production value of one bitcoin mined	77.9%	123.5%	85.4%	95.0%

(1)	Other direct cost of revenue includes compensation, insurance, repairs, and ground lease rent and related property tax.

(2)	During the three months ended September 30, 2025 and 2024, we paid cash of approximately $60.2 million and $44.1 million respectively, and during the nine months ended September 30, 2025 and 2024, $152.4 million and $235.0 million, respectively, in total deposits and payments for the purchase of miners. Costs to finance the purchase of miners were zero in all periods presented as the miners were paid for with cash from the Company’s cash balance. The seller did not provide any financing nor did the Company borrow from a third-party to purchase the miners.

(3)	Power curtailment credits are credited against our power invoices as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine bitcoin. These credits are recognized outside of cost of revenue in Power curtailment credits on our Condensed Consolidated Statements of Operations, but they significantly reduce our overall cost to mine bitcoin.

(4)	We capitalize the acquisition cost of our miners and include these costs in Property and equipment, net on our Condensed Consolidated Balance Sheets. The miners are depreciated over an estimated useful life of three years, during which time the miners are expected to generate bitcoin revenue. We do not consider depreciation expense in determining whether it is economical to operate our miners since depreciation is a non-cash expense and is not a variable operating cost that can be avoided even if we curtail operations temporarily. Depreciation expense incurred is disclosed for each respective period in the table above.

(5)	The following table presents the future depreciation expense of all of our bitcoin miners:

Remainder of 2025	$66,349
2026	234,643
2027	175,901
2028	39,726
Total	$516,619

(6)	Computed as revenue recognized from bitcoin mined divided by the quantity of bitcoin mined during the same period.

During 2023, 2024, and 2025, we entered into purchase orders under the Master Agreement to acquire new miners from MicroBT. These purchase orders represented a total hash rate of 49.2 EH/s, with a total purchase price of approximately $779.5 million, subject to downward price adjustments as provided by the Master Agreement. These miners are primarily intended for deployment at the Corsicana Facility, which commenced operations in April 2024. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received by the second quarter of 2026, with deployment following on an ongoing basis. The Master Agreement provided us with four additional annual options to purchase miners, on the same or more favorable terms as the second purchase order executed under the Master Agreement.

For the three and nine months ended September 30, 2025, Bitcoin Mining revenue was approximately $160.8 million and $444.5 million, respectively.

Engineering

Our Engineering business designs and manufactures power-distribution equipment and custom-engineered electrical products. These products support our vertical integration strategy by enabling the internal development of critical electrical components and engineering services necessary for our site developments. This integration helps mitigate execution and counter-party risk in ongoing and future expansion projects. The specialized talent employed in our Engineering business allows us to explore new methods to optimize and develop best-in-class Bitcoin Mining operations, which has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin Mining hardware.

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

In December 2024, we completed the E4A Solutions Acquisition. This acquisition is consistent with our vertically integrated strategy by adding engineering expertise to service our own existing and future electrical infrastructure and enables us to provide electrical solutions and services to support the rapidly growing market for electrical infrastructure.

For the three and nine months ended September 30, 2025, Engineering revenue was approximately $19.1 million and $43.6 million, respectively.

Strategic Goals and Initiatives

Bitcoin Treasury Strategy

Our investment strategy with respect to our bitcoin (“Bitcoin Treasury Strategy”) involves retaining a majority of our currently held bitcoin and acquiring new bitcoin through our mining operations. We may sell or leverage our bitcoin to support operational needs and strategic initiatives. We believe this approach will contribute to operational stability and position us to capitalize on the appreciation of bitcoin while supporting our liquidity profile.

Power Strategy

Long-term power contracts form the basis of our power strategy. We utilize the Rockdale PPA, Corsicana PPA, and Kentucky PPA (together, the “PPAs”) at our Facilities in the following ways:

Manual Curtailment

We power down operations and return power to the grid when market prices for electricity indicate the potential for us to receive more power curtailment credits than the Bitcoin Mining revenues we would have generated had we not curtailed our mining operations. We receive power credits for the difference between the market power price and our fixed power price, which enables us to maximize our overall profitability between Bitcoin Mining and supporting the grid by not drawing power from the grid when electricity is most scarce.

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

The following table presents our power curtailment credits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Manual curtailment power credits	$30,634	$11,926	$44,996	$24,923
Demand response power credits	—	491	1,752	6,522
Total power curtailment credits	$30,634	$12,417	$46,748	$31,445

The following graph presents the primary decision points that guide our decision to curtail power usage or power down our mining operations, and when we might resume mining operations:

Challenges, Risks, and Industry Trends

Increased Competition and Global Network Hash Rate

The price of bitcoin increased during the first quarter of 2024 due to a new source of demand, 11 bitcoin spot Exchange Traded Funds (“ETFs”), which were approved to begin trading by the SEC on January 11, 2024. These ETFs, as investment vehicles, provide investors with a new way to gain exposure to bitcoin through more traditional financial markets.

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

We have observed that when the market price for bitcoin experiences sustained increases, new miners are introduced onto the bitcoin network, contributing to an increase in the global network hash rate. Despite the halving in April 2024 and the increase in the global network hash rate, our hash rate grew by approximately 29.4% from December 31, 2023 to September 30, 2025. This growth contributed to an increase of approximately 31.7% in the number of bitcoin we mined during the nine months ended September 30, 2025 as compared to the same period in 2024.

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

Since 2021, we have focused on a vertically integrated business model. We remain committed to building long-term stockholder value by taking strategic actions to further vertically integrate our business at the current Rockdale Facility, developing the Corsicana Facility, and integrating our acquisitions, including the Kentucky Facility and E4A Solutions. Management believes that vertical integration will strengthen each of our business segments by providing increased capacity for our Bitcoin Mining operations, expanding opportunities for implementing our proprietary power strategy, and positioning us to capitalize on supply chain efficiencies and electrical engineering services through our Engineering segment. We continue to focus on deploying our efficient Bitcoin Mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining facilities.

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

See Part I, Item 1A. “Risk Factors” of our 2024 Annual Report for additional discussion regarding potential impacts that our competitive and evolving industry may have on our business.

Recent Events Affecting the Company

An inflationary environment marked by global supply chain logistics disruptions across multiple distribution channels, has at times contributed to delays in certain of our miner delivery schedules and in our infrastructure development schedules, driven by constraints in the globalized supply chains for miners, electricity distribution equipment, and construction materials, and these conditions may contribute to delays in the future. We have also experienced delays in our Engineering business segment’s manufacturing and delivery schedule, and in our infrastructure development schedules, resulting from constraints in the globalized supply chains for miners, electricity distribution equipment, and construction materials.

During the nine months ended September 30, 2025, we continued to operate under such conditions; however, we effectively and efficiently mitigated delivery delays to avoid material impacts to our miner deployment schedule, although we cannot guarantee continued success in mitigating any such delivery delays in the future. Additionally, the development and expansion of our Facilities require large quantities of construction materials, specialized electricity distribution equipment, and other critical components, all of which are in high demand and may be difficult to source. To help mitigate the impacts of increasing demand for these goods, global supply chain constraints, and uncertainty arising from recently imposed U.S. tariffs on imports and retaliatory tariffs imposed by other countries, including any inflationary pricing that may result from such impacts, we procured and currently hold many electrical infrastructure components and materials we require to develop the Corsicana Facility and to expand the Kentucky Facility, as well as replacement components and parts for our existing systems, to help shorten the impact of potential damage to installed equipment.

Summary of Riot’s Bitcoin Mining Results

The following tables present additional information about our Bitcoin Mining activities, including bitcoin production and sales of bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	4,362	444,540
Change in bitcoin receivable	2	(149)
Proceeds from sale of bitcoin	(2,762)	(290,953)
Exchange of bitcoin for employee compensation	(37)	(3,745)
Change in fair value of bitcoin	—	395,892
Balance as of September 30, 2025	19,287	$2,200,053

The following reconciles Bitcoin and Restricted bitcoin as of September 30, 2025 to the amounts above:
Bitcoin	15,987	$1,823,630
Restricted bitcoin	3,300	376,423
Total	19,287	$2,200,053

	Quantity	Amounts
Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from bitcoin mined	3,312	194,651
Change in bitcoin receivable	6	(93)
Proceeds from sale of bitcoin	(212)	(9,518)
Exchange of bitcoin for employee compensation	(41)	(2,099)
Change in fair value of bitcoin	—	166,231
Balance as of September 30, 2024	10,427	$660,350

Results of Operations

Comparative Results for the Three Months Ended September 30, 2025, and 2024:

Revenue

Total revenue for the three months ended September 30, 2025 and 2024 was $180.2 million and $84.8 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our former data center hosting operations.

For the three months ended September 30, 2025 and 2024, Bitcoin Mining revenue was $160.8 million and $67.5 million, respectively. The increase of $93.3 million was primarily due to higher bitcoin prices in the 2025 period, which averaged $114,361 per bitcoin, as compared to $61,133 per bitcoin for the 2024 period. Despite the substantial increase in the global network hash rate, Bitcoin production increased by 27.4% during the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a 29.4% increase in deployed hash rate.

For the three months ended September 30, 2025 and 2024, Engineering revenue was $19.1 million and $12.6 million, respectively. Of the increase, $3.1 million was due to the E4A Solutions Acquisition in December 2024. The remaining increase was primarily attributable to the accelerated completion of certain custom products and, therefore, the recognition of revenue.

Costs and expenses

The following table presents Cost of revenue for Bitcoin Mining:

	Three months ended September 30,
	2025	2024
Power	$82,370	$41,864
Compensation	4,801	3,786
Insurance on miners	1,462	1,871
Ground rent, water, and property tax	3,604	1,565
Other(1)	3,528	2,386
Total Bitcoin Mining cost of revenue	$95,765	$51,472

(1)	All amounts included within Other are individually insignificant.

The increase of approximately $44.3 million in Cost of revenue for Bitcoin Mining was primarily due to the increase in Bitcoin Mining capacity at the Corsicana Facility, which requires additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations and the acquisition of the Kentucky Facility in July 2024. Property taxes increased due to the continued expansion of the Corsicana Facility. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations.

Cost of revenue for Engineering for the three months ended September 30, 2025 and 2024 was $13.7 million and $13.5 million, respectively, an increase of approximately $0.2 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs, which increased along with the increase in revenue compared to the three months ended September 30, 2024.

Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 were $69.8 million and $66.9 million, respectively, an increase of approximately $2.9 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to a $2.3 million increase in stock-based compensation due to the hiring of employees related to our data center development. The remaining increase was due to an increase in other general operating costs such as insurance and information technology projects to support our growth, partially offset by a $1.4 million decrease in legal and professional fees, primarily related to decreased ongoing litigation.

Depreciation and amortization for the three months ended September 30, 2025 and 2024 was $82.9 million and $60.0 million, respectively, an increase of approximately $22.9 million. The increase was primarily due to increased depreciation from the Corsicana Facility coming online in April 2024 and additional miners being deployed.

The change in fair value of bitcoin for the three months ended September 30, 2025 and 2024 were gains of $133.1 million and $8.6 million, respectively, and was recognized to adjust the fair value of our bitcoin held at the end of each period.

The change in fair value of our derivative assets for the three months ended September 30, 2025 and 2024 was a gain of $10.8 million and a loss of $24.3 million, respectively, and was recorded to adjust the fair value of our PPAs, which were classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable periods. The gain incurred during the three months ended September 30, 2025 was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models increasing from $53.31 per MWh as of June 30, 2025 to $55.9 per MWh as of September 30, 2025. The loss recognized during the three months ended September 30, 2024 was primarily attributable to the average of the forward prices decreasing from $51.13 per MWh as of June 30, 2024 to $48.8 per MWh as of September 30, 2024.

Power curtailment credits for the three months ended September 30, 2025 and 2024 were $30.6 million and $12.4 million, respectively, and represent sales of unused power under certain of our PPAs and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

The gain on sale of equipment for the three months ended September 30, 2025 of $2.7 million was primarily attributable to sales of miners for proceeds of $2.9 million.

The impairment of property and equipment in 2025 of $15.3 million was from certain long-lead items previously included in Construction in progress related to the planned expansion of the Corsicana Facility for bitcoin mining purposes. These items were deemed to be impaired as a result of our decision to expand the Corsicana Facility for data center application purposes instead.

Other income (expense)

Interest income for the three months ended September 30, 2025 and 2024 was $3.9 million and $5.5 million, respectively. The decrease was primarily due to a decrease in average cash balances on deposit.

Interest expense for the three months ended September 30, 2025 and 2024 was $8.1 million and $0.4 million, respectively. The increase was primarily due to the debt from new financing arrangements entered into during late 2024 and 2025.

Gain (loss) on equity method investment – marketable securities for the three months ended September 30, 2025 and 2024, were gains of $28.9 million and losses of $38.1 million, respectively, and were recognized to adjust the fair value of our equity method investment held at the end of each period. The equity method investment was sold in its entirety during the three months ended September 30, 2025.

Comparative Results for the Nine Months Ended September 30, 2025 and 2024:

Revenue

Total revenue for the nine months ended September 30, 2025 and 2024 was $494.6 million and $234.1 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our former data center hosting operations.

For the nine months ended September 30, 2025 and 2024, Bitcoin Mining revenue was $444.5 million and $194.7 million, respectively. The increase of $249.9 million was primarily due to higher bitcoin prices in the 2025 period, which averaged $101,912 per bitcoin, as compared to $58,771 per bitcoin for the 2024 period. Despite the substantial increase in the global network hash rate and the April 2024 halving, bitcoin production increased by 31.7% during the nine months ended September 30, 2025 compared to the same period in 2024 due to the significant increases in our deployed and operating hash rates during each of the periods.

For the nine months ended September 30, 2025 and 2024, Engineering revenue was $43.6 million and $26.9 million, respectively. The increase of $16.7 million was primarily attributable to the E4A Solutions Acquisition in December 2024, which accounted for $11.8 million of the increase. The remaining increase was primarily attributable to the accelerated completion of certain custom products and, therefore, the recognition of revenue.

Costs and expenses

The following table presents Cost of revenue for Bitcoin Mining:

	Nine Months Ended
	September 30,
	2025	2024
Power	$206,369	$96,326
Compensation	13,932	9,251
Insurance on miners	4,386	5,246
Ground rent, water, and property tax	11,466	4,171
Other(1)	12,605	8,302
Total Bitcoin Mining cost of revenue	$248,758	$123,296

(1)	All amounts included within Other are individually insignificant.

The increase of approximately $125.5 million in Cost of revenue for Bitcoin Mining was primarily due to the increase in Bitcoin Mining capacity at the Corsicana Facility, which requires additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations and the acquisition of the Kentucky Facility in July 2024. Property taxes increased due to the continued expansion of the Corsicana Facility. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations.

Cost of revenue for Engineering for the nine months ended September 30, 2025 and 2024 was $35.4 million and $27.8 million respectively, an increase of approximately $7.6 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs, which increased along with the increase in revenue compared to the nine months ended September 30, 2024.

Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 were $217.2 million and $185.8 million, respectively, an increase of approximately $31.4 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to a $17.1 million increase in legal and professional fees primarily related to ongoing litigation and a $7.7 million increase in compensation expense as a result of hiring additional employees to support our ongoing growth and data center team. The remaining increase was due to an increase in other general operating costs such as insurance and information technology projects to support our growth, partially offset by a $2.1 million decrease in stock-based compensation, primarily due to the vesting of awards granted in prior years.

Depreciation and amortization for the nine months ended September 30, 2025 and 2024 was $244.1 million and $129.7 million, respectively, an increase of approximately $114.4 million. The increase was primarily due to increased depreciation from the Corsicana Facility coming online in April 2024 and additional miners being deployed.

The change in fair value of bitcoin for the nine months ended September 30, 2025 and 2024 were gains of $395.9 million and $166.2 million, respectively, and was recognized to adjust the fair value of our bitcoin held at the end of each period.

The change in fair value of our derivative assets for the nine months ended September 30, 2025 and 2024 were gains of $9.9 million and $23.4 million, respectively, and were recorded to adjust the fair value of our PPAs, which were classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable period. The gain incurred during the nine months ended September 30, 2025 was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models increasing from $51.98 per MWh as of December 31, 2024 to $55.9 per MWh as of September 30, 2025. The gain recognized during the nine months ended September 30, 2024 was primarily attributable to the average of the forward prices increasing from $45.15 per MWh as of December 31, 2023 to $48.8 per MWh as of September 30, 2024.

Power curtailment credits for the nine months ended September 30, 2025 and 2024 were $46.7 million and $31.4 million, respectively, and represent sales of unused power under certain of our PPAs and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

The change in fair value of contingent consideration for the nine months ended September 30, 2025 was a gain of $17.6 million, as compared to no gain or loss for the nine months ended September 30, 2024, and was a result of the change in estimates for the potential contingent consideration of the acquisitions of Block Mining and E4A Solutions.

The loss on contract settlement of $158.1 million was attributable to the Rhodium Settlement.

The gain on sale of equipment for the nine months ended September 30, 2025 of $2.3 million was primarily attributable to sales of miners for proceeds of $2.9 million.

The impairment of property and equipment of $15.3 million was from certain long-lead items previously included in Construction in progress related to the planned expansion of the Corsicana Facility for bitcoin mining purposes. These items were deemed to be impaired as a result of our decision to expand the Corsicana Facility for data center application purposes instead.

Other income (expense)

Interest income for the nine months ended September 30, 2025 and 2024 was $10.7 million and $22.2 million, respectively. The decrease was primarily due to a decrease in average cash balances on deposit.

Interest expense for the nine months ended September 30, 2025 and 2024 was $16.5 million and $1.1 million, respectively. The increase was primarily due to the debt from new financing arrangements entered into during late 2024 and 2025.

Gain (loss) on equity method investment – marketable securities for the nine months ended September 30, 2025 and 2024, were losses of $28.2 million and $13.6 million, respectively, and was recognized to adjust the fair value of our equity method investment held at the end of each period. The equity method investment was sold in its entirety during the three months ended September 30, 2025.

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

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP performance measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$104,480	$(154,362)	$27,567	$(27,034)
Interest income	(3,919)	(5,530)	(10,650)	(22,185)
Interest expense	8,052	355	16,453	1,053
Income tax expense (benefit)	1,685	32	2,442	65
Depreciation and amortization	82,929	60,000	244,052	129,669
EBITDA	193,227	(99,505)	279,864	81,568

Adjustments:
Stock-based compensation expense	32,858	30,567	92,554	94,702
Acquisition-related costs	—	3,079	187	3,079
Change in fair value of derivative asset	(10,792)	24,318	(9,939)	(23,398)
Change in fair value of contingent consideration	1	—	(17,641)	—
Loss (gain) on equity method investment - marketable securities	(28,903)	38,082	28,192	13,620
Loss (gain) on sale/exchange of equipment	(2,742)	—	(2,263)	68
Casualty-related charges (recoveries), net	(47)	—	(166)	(2,487)
Loss on contract settlement	—	—	158,137	—
Gain on acquisition post-close dispute settlement	—	—	(26,007)	—
Impairment of property and equipment	15,279	—	15,279	—
Other (income) expense	(1,344)	(90)	(1,681)	(131)
License fees	(340)	(24)	(388)	(48)
Adjusted EBITDA	$197,197	$(3,573)	$516,128	$166,973

Liquidity and Capital Resources

We generate non-cash revenue through mining bitcoin at our Facilities, which we manage based on our Bitcoin Treasury Strategy, while financing operations and other expenses through sales of our bitcoin production, borrowing against our credit facilities, and issuance of common stock under the ATM offering program. During the nine months ended September 30, 2025 and 2024, we issued and sold approximately 16.1 million shares and 70.1 million shares, respectively, of our common stock under our ATM offering program for aggregate net proceeds (net of commissions and expenses) of $195.2 million and $730.8 million, respectively.

As of September 30, 2025, we had net working capital of approximately $170.0 million, which included cash and cash equivalents of $330.7 million. We reported net income of $27.6 million during the nine months ended September 30, 2025, which included $498.4 million in non-cash net gains, primarily resulting from revenue recognized from bitcoin mined of $444.5 million and the change in fair value of bitcoin of $395.9 million, partially offset by depreciation and amortization of $244.1 million, stock-based compensation of $92.6 million, and losses on marketable securities of $28.2 million.

We monitor our balance sheet on an ongoing basis and evaluate the level of bitcoin retained from monthly production in consideration of our cash requirements for ongoing operations and expansion.

Contractual Commitments and Obligations

As of September 30, 2025, we had a remaining commitment of approximately $105.4 million due to MicroBT for the contractual purchase of miners, which we expect to pay through the second quarter of 2026.

Revenue from Operations

Bitcoin Mining

We expect to generate ongoing revenue from bitcoin rewards in connection with our Bitcoin Mining operations and our ability to liquidate bitcoin rewards at future values will be regularly evaluated to generate cash for operations.

Generating bitcoin rewards that exceed our production and overhead costs will determine our ability to report profit margins related to such Bitcoin Mining operations, although accounting for our reported profitability is complex. Furthermore, regardless of our ability to generate proceeds from the sale of our bitcoin produced from our Bitcoin Mining business, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

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

ATM Equity Offerings

During 2025 and 2024, we offered and sold shares of our common stock through ATM offering programs pursuant to sales agreements with sales agents (each, an “ATM Program”). For additional information regarding our ATM Program, see Note 14. Stockholders’ Equity.

The following table sets forth shares sold and net proceeds received (net of sales commissions and expenses) from shares sold under each ATM Program:

	Nine Months Ended September 30,
	2025		2024
	Shares	Net Proceeds	Shares	Net Proceeds
2023 ATM Program	—	$—	8,644,100	$114,949
February 2024 ATM Program	—	—	40,646,055	463,742
August 2024 ATM Program	16,076,733	195,181	20,823,661	152,088
Total	16,076,733	$195,181	70,113,816	$730,779

As of September 30, 2025, approximately $162.6 million of our common stock remained available for issuance and sale pursuant to the August 2024 ATM Program. The remaining prior ATM Program sales agreements were terminated as of August 9, 2024.

Legal Proceedings

We have been named a defendant in several lawsuits, as more fully described in Note 17. Commitments and Contingencies.

Cash Flows

The following table presents a summary of our cash flows:

	Nine months ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$(467,400)	$(156,696)
Net cash provided by (used in) investing activities	$78,635	$(726,188)
Net cash provided by (used in) financing activities	$443,821	$714,097

Operating Activities

The increase in cash used in operating activities was primarily attributable to increased power costs of $110.0 million, a $32.9 million increase in selling, general, and administrative costs, excluding stock-based compensation, both of which were primarily driven by our increased mining capacity and headcount, combined with other general operating costs such as insurance and information technology projects to support our growth. During the nine months ended September 30, 2025, we paid a one-time cash cost of $122.6 million related to the loss on contract settlement related to the Rhodium Settlement.

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities was primarily attributable to proceeds from the sale of bitcoin of $291.0 million and proceeds of $106.7 million from the sale of marketable securities, partially offset by purchases and deposits paid for miners and purchases of property and equipment for our ongoing expansions, for which we paid approximately $138.1 million in deposits for the purchase of miners and other equipment, with anticipated additional payments of $105.4 million to be made through the second quarter of 2026, and payments of approximately $118.9 million for the purchase of property and equipment, and payments of $50.9 million for the purchase of land, which is intended for ongoing data center development.

For the nine months ended September 30, 2024, we paid approximately $331.2 million in deposits and payments for the purchase of miners, paid approximately $203.8 million for our investment in marketable securities, and paid approximately $182.1 million for the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2025 and 2024, net cash provided by financing activities primarily consisted of proceeds from our ATM Program offerings of $199.6 million and $746.4 million, respectively. We have approximately $854.0 million in total principal on our debt outstanding, primarily consisting of $594.4 million from our 2030 Notes, $200.0 million from our bitcoin-backed credit facility, $54.3 million from our revolving credit facilities, and $5.7 million of debt acquired as part of the Block Mining Acquisition. During the nine months ended September 30, 2025, we received total net proceeds of $254.3 million from the issuance of debt. We have primarily financed our strategic growth through proceeds from issuances of our common stock through ATM Program offerings and various credit facilities, and it is reasonably likely that we will continue to finance our ongoing growth similarly.

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

Risks Regarding the Price of Bitcoin

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of September 30, 2025, we held 19,287 bitcoin recognized at its fair value of $2.2 billion.

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

The following table presents the impact of 10% changes in the price of bitcoin on our bitcoin holdings during the applicable period:

	For the nine months ended September 30, 2025		For the nine months ended September 30, 2024
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin
Increase/(Decrease) in Net Income	$220,020	$(220,020)	$49,372	$(49,372)

Risks Regarding the Price of Power

The following table presents the impact of 10% changes in the future power prices (taking into account the dates of maturity of our various fixed price PPAs) used to derive the fair value of the Rockdale PPA and the Corsicana PPA derivative assets:

	For the nine months ended September 30, 2025		For the nine months ended September 30, 2024
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Future Power Prices	Future Power Prices	Future Power Prices	Future Power Prices
Increase/(Decrease) in Net Income	$41,702	$(41,702)	$42,441	$(42,441)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

In July and December 2024, we acquired 100% of the equity interests of Block Mining and E4A Solutions, respectively. We are currently in the process of integrating the Block Mining and E4A Solutions operations, control processes, and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than changes made in connection with the acquisitions of Block Mining and E4A Solutions, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our repurchases of our common stock during the three months ended September 30, 2025:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share (b)	or Programs	or Programs
July 1, 2025 through July 31, 2025	217,665	$11.27	N/A	N/A
August 1, 2025 through August 31, 2025	-	-	N/A	N/A
September 1, 2025 through September 30, 2025	10,280	19.03	N/A	N/A
Total	227,945	$11.62

(a)	During the quarter ended September 30, 2025, pursuant to our 2019 Equity Incentive Plan, certain of our employees surrendered shares of common stock to us to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards.
(b)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K (“10b5-1 Plan”), except as follows:

On August 25, 2025, Jason Les, Chief Executive Officer of the Company, entered into a 10b5-1 Plan providing for the potential sale of up to 1,050,000 shares of our common stock, subject to sales only when the market price of our common stock is higher than certain minimum threshold prices between the first potential sale date of December 1, 2025 and the scheduled expiration date of the 10b5-1 Plan of November 2, 2026.

On September 4, 2025, Colin Yee, Chief Financial Officer of the Company, entered into a 10b5-1 Plan providing for the potential sale of up to 48,577 shares of our common stock. The first sale date shall be April 1, 2026, and the 10b5-1 Plan shall remain in effect until the earlier of the scheduled expiration date of April 1, 2027, or such time as the 10b5-1 Plan is otherwise terminated according to its terms.

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

101

Inline XBRL (Extensible Business Reporting Language). The following from this Quarterly Report, formatted in iXBRL (inline XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2025	RIOT PLATFORMS, INC. (Registrant)

/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Colin Yee
Colin Yee
Chief Financial Officer (Principal Financial Officer)