Form 10-K
period 2025-12-31
Riot Platforms, Inc.
filed 2026-03-02
CIK 1167419

sd

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of common stock, no par value, held by non-affiliates of the registrant as of June 30, 2025, was approximately $2.1 billion, based on the closing sale price per share of the registrant’s common stock as reported by the Nasdaq Capital Market on such date.

As of February 26, 2026, the registrant had 379,125,849 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K, to the extent indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2025.

RIOT PLATFORMS, INC.

RIOT PLATFORMS, INC.

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those that are incorporated by reference herein. All statements in this Annual Report and other reports and documents incorporated by reference herein, other than statements of historical fact, are “forward-looking statements” within the scope of this cautionary note, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations, including the Company’s strategic evolution from a bitcoin mining-focused enterprise to a diversified data center and digital infrastructure company; the integration of new equipment, systems, technologies, services or developments; the development, construction, and commissioning of the Company’s power capacity for large-scale data center purposes, including artificial intelligence (“AI”) and high-performance computing (“HPC”) uses; the deployment of industrial-scale immersion-cooled bitcoin mining hardware at our Bitcoin Mining facilities in Kentucky and Texas; the anticipated demand for large-scale data centers and specialized compute infrastructure; forecasted delivery timelines for power, cooling, and networking infrastructure; future economic conditions, performance, or outlooks; future political and regulatory conditions; the outcome of contingencies; potential acquisitions or divestitures of digital infrastructure assets; the number and value of bitcoin rewards and transaction fees we earn from our Bitcoin Mining operations; future self-mining hash rate capacity; timing of receipt and deployment of miners; expected cash flows or capital expenditures related to data center build-outs; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions; however, forward-looking statements may be made without such terminology.

Forward-looking statements reflect our management’s current opinions, expectations, beliefs, and assumptions regarding future events based on information available as of the date made. These statements are subject to risks and uncertainties, both identified and unidentified by management, that may prevent anticipated results from materializing or prove inaccurate. Such risk factors are described in greater detail under the heading “Risk Factors” in Part I, Item 1A of this Annual Report. Management cannot predict all risks, their potential impact on our business, or the extent to which any factor or combination of factors may cause our actual results to differ from any forward-looking statements we may make. You should not place undue reliance on these forward-looking statements, which represent management’s views only as of the date the statements are made and do not guarantee future performance or results. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholders’ equity, cash flows, and the market price of our securities.

Accordingly, you should read this Annual Report and the other filings we make with the SEC, in their entirety, recognizing that our future results may differ materially from our historical results and from the results expressed in or implied by forward-looking statements. The forward-looking statements contained in this Annual Report and other reports and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements and are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the PSLRA.

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

PART I

ITEM 1.  BUSINESS

General

We are a vertically integrated digital infrastructure company principally engaged in developing and optimizing our large-scale power assets. Our business centers on enhancing our electrical infrastructure and deploying it across two complementary platforms: (i) Bitcoin Mining and (ii) scalable data center solutions designed to support non-mining workloads. By leveraging our energy portfolio, engineering capabilities, and operational footprint, we aim to capitalize on both the long-term potential of bitcoin and the accelerating demand for power-intensive compute.

We operate in two reportable business segments: Bitcoin Mining and Engineering. Each of our business segments is further discussed herein. We own and manage multiple large-scale data center facilities in Texas and Kentucky that currently provide mission-critical power and infrastructure for our Bitcoin Mining operations and, over time, are expected to support diversified data center tenants. Our large-scale data center located in Rockdale, Texas (the “Rockdale Facility”) with 700 megawatts (“MW”) of developed capacity available for data center workloads, is believed to be one of the largest Bitcoin Mining facilities in North America, as measured by developed capacity. Our other large-scale data center located in Navarro County, Texas (the “Corsicana Facility”), currently has 400 MW of developed capacity and, upon completion, is expected to have a total of approximately one gigawatt (“GW”) of developed capacity available for data center workloads. Additionally, in 2024, we acquired Block Mining, Inc. (“Block Mining”), a Kentucky-based vertically-integrated bitcoin miner (the “Block Mining Acquisition”). Block Mining consists of two operational sites in Kentucky (the “Kentucky Facility” and, together with the Rockdale Facility and Corsicana Facility, the “Facilities”). The Kentucky Facility currently has approximately 137 MW of developed capacity. We are targeting the Kentucky Facility to reach a total capacity of approximately 232 MW through the remainder of 2026, with additional expansion anticipated.

Data Center Development

In 2025, we began leveraging our core competencies in power optimization, strategic land acquisition, engineering design, and construction execution to begin actively pursuing opportunities to develop and monetize portions of our existing facilities and power pipeline through the provision of data center leasing services. We strengthened our execution capacity by recruiting critical talent and launching a scalable data center platform to support the initial phase of our data center development at the Corsicana Facility (“Data Center Phase I”). We have completed our basis of design for our standard data center build and are assessing the procurement of all long-lead equipment, in alignment with our disciplined capital allocation strategy focused on delivering superior risk-adjusted returns.

In January 2026, we announced the fee simple acquisition of the approximately 200-acre parcel of land underlying the Rockdale Facility, which we previously occupied pursuant to a long-term ground lease. This strategic acquisition enhances the Company's operational stability by securing direct ownership of the site’s critical infrastructure, including its 700 MW grid interconnection, dedicated water supply, and redundant fiber connectivity. By securing ownership of the underlying real estate, we have eliminated leasehold contingencies, thereby facilitating the further development and expansion of the Rockdale Facility for large-scale data center operations.

Additionally, in January 2026, we announced the execution of a long-term data center lease agreement (the “AMD Lease”) with Advanced Micro Devices, Inc. (“AMD”), to initially provide 25 MW of critical IT load capacity at the Rockdale Facility. The AMD Lease has an initial term of ten years and provides for expansion options for up to an additional 75 MW of critical IT load capacity, and a right of first refusal of up to an additional 100 MW. Furthermore, the AMD Lease includes provisions for three successive five-year renewal terms at the option of the lessee.

We believe that these foundational investments reflect a proactive, strategic approach to maximizing our energy portfolio and accessing additional revenue opportunities, and position us for durable, long-term leadership and value creation in the data center sector.

As used throughout this Annual Report, the term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol, which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the coin, bitcoin.

Unless otherwise indicated, amounts in this Annual Report are stated in thousands of U.S. Dollars except for: share, per share, per megawatt hour (“MWh”) and miner amounts; bitcoin quantities, prices, and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

Business Segments

Bitcoin Mining

As of December 31, 2025, our Bitcoin Mining business segment had a total deployed hash rate of 38.5 exahash per second (“EH/s”), as compared to a total deployed hash rate of 31.5 EH/s as of December 31, 2024. In 2025, we mined 5,686 bitcoin, an increase of 17.8% compared to the 4,828 bitcoin we mined in 2024.

Our Bitcoin Mining operations are focused on maximizing our ability to successfully mine bitcoin by growing our hash rate (the amount of computer power we devote to supporting the Bitcoin blockchain), to increase our chances of successfully creating new blocks on the Bitcoin blockchain (a process known as “solving a block”). Generally, the greater share of the Bitcoin blockchain’s total network hash rate (the aggregate hash rate deployed to solving a block on the Bitcoin blockchain) a miner’s hash rate represents, the greater that miner’s chances of solving a block and, therefore, earning the block reward. The current block reward is 3.125 bitcoin plus transaction fees per block (subject to periodic halving, as discussed below). As the proliferation of bitcoin continues and assuming the market price for bitcoin increases, we expect additional miner operators to enter the market in response to an increased demand for bitcoin. As these new operators enter the market and as increasingly powerful miners are developed and deployed in an attempt to solve a block, the Bitcoin blockchain’s network hash rate grows, meaning an existing miner must increase its hash rate at a pace commensurate with the growth of network hash rate to maintain its relative chance of solving a block and earning a block reward. As we expect this trend to continue, we will need to continue growing our hash rate to compete in our dynamic and highly competitive industry.

A key component of the Bitcoin Mining business segment is to acquire highly specialized computer servers (known in the industry as “miners”), which operate application-specific integrated circuit (“ASIC”) chips designed specifically to mine bitcoin. We deploy such miners at-scale in our Facilities and utilize a combination of air cooled and immersion-cooled environments to maximize miner efficiency. Our Facilities, supported by our dedicated best-in-class team, enable our large-scale Bitcoin Mining operations and provide the necessary infrastructure and available power capacity for us to scale our vertically-integrated Bitcoin Mining business. Our miners are some of the most effective and energy-efficient miners available today, and our efficiency is constantly improving as we replace aging miners with new state-of-the-art models. Our miners are deployed in both air-cooled environments and in quiet, immersion-cooled environments. By utilizing both methods of cooling we are able to continue growing our hash rate and optimizing our miners’ capabilities. Air-cooling provides us with greater power benefits as we do not have to divert energy to power the tanks and immersion systems required by immersion-cooling. Immersion-cooling provides more efficient heat dissipation and reduced wear-and-tear compared to traditional air-cooled hardware, and a smaller footprint and lower noise levels.

During the year ended December 31, 2023, we entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended (the “Master Agreement”), with MicroBT Electronics Technology Co., LTD, through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively, “MicroBT”) to secure the long-term supply of state-of-the-art immersion miners from MicroBT, all of which are being manufactured in the United States. Pursuant to the Master Agreement, MicroBT agreed to provide us with ready access to its newest and most powerful miners, at their most competitive prices. Through December 31, 2025, we executed purchase orders under the Master Agreement to acquire miners with a total hash rate of 49.2 EH/s, for a total purchase price of approximately $779.5 million. Delivery of the MicroBT miners initially began in the fourth quarter of 2023 and will be completed in monthly batches according to the delivery schedules specified under the applicable purchase order. All miners under current purchase orders are expected to be received by the second quarter of 2026, with deployment following on an ongoing basis. We have additional options to purchase miners, on the same or more favorable terms as the second purchase order executed under the Master Agreement, through December 31, 2027, which may be further extended by the production and delivery schedule of any additional purchase orders executed under the Master Agreement.

Mining Pools

A “mining pool” is a service operated by a mining pool operator that combines the resources of individual miners to share their processing power across a network. Mining pools were created to address the growing difficulty and network hash rate competing for fixed bitcoin rewards on the Bitcoin blockchain, providing a way to reduce the risk of an individual miner’s mining activities. The mining pool operator provides a service that coordinates the computing power of the independent miners participating in the mining pool. Mining pools are subject to various risks such as disruption and down time. In the event that a pool we utilize experiences down time or is not yielding returns, our results may be impacted.

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

Engineering

Our Engineering business designs and manufactures power-distribution equipment and engineered-to-order electrical products. These products support our vertical integration strategy by enabling the internal development of critical electrical equipment and engineering services necessary for site development. This integration helps mitigate execution and counterparty risk in our ongoing and future expansion projects. The specialized talent employed in our Engineering business allows us the opportunity to explore new methods to optimize and develop best-in-class Bitcoin Mining operations, which has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin Mining hardware. The vertical integration of our Engineering business provides us with additional strength and security in developing and deploying our data center buildouts. Our data center business is able to leverage Engineering’s market specific expertise for best-in-class design and accelerate speed to market.

Our Engineering business also provides electricity distribution product design, manufacturing, and installation services primarily focused on large-scale industrial and governmental customers and serves a broad scope of clients across a wide range of markets, including data center, power generation, utility, water, industrial, and alternative energy.

Competition

Our Bitcoin Mining business is highly competitive, both globally and regionally, and operates on a continuous basis, 24 hours a day, seven days a week. We compete with a broad range of market participants, including other large-scale publicly-listed and private bitcoin mining companies and individual miners who participate in mining pools, all seeking to earn the bitcoin rewards that are central to our operations. Competition in the bitcoin mining industry is driven primarily by the level of demand for bitcoin, access to sufficient capital resources to acquire large quantities of advanced miners, the ability to procure such miners from a limited number of manufacturers on rapid delivery schedules, and the capability to deploy those miners efficiently within best-in-class mining infrastructure. Success in this industry requires the ability to generate the highest possible mining yields while maintaining the lowest cost of production. We believe we possess several competitive advantages, including our substantial and geographically concentrated energy portfolio in the Dallas-Austin corridor of Texas, our strong financial position, our portfolio of low-cost power resources, and our vertical integration in electrical infrastructure and engineering. Competitive dynamics within the bitcoin mining industry fluctuate based on numerous factors, including, but not limited to, the market value of bitcoin and overall public perception of the cryptocurrency ecosystem.

As we expand our operations to include the development and operation of large-scale data centers, we also face significant competition from established data center operators and infrastructure providers. Many of these competitors possess significantly greater financial resources, more extensive operating histories, and long-term power supply commitments. Our primary competitors in this market include established data center operators and infrastructure providers, as well as certain bitcoin mining peers that are diversifying into the data center infrastructure sector. Competition in this segment centers on securing critical resources and capabilities, including access to strategically located land with proximity to transmission infrastructure, reliable and cost-effective power capacity, specialized engineering and technical talent, and customers seeking scalable, energy-efficient data center solutions.

See more details below under “Industry Trends”.

Industry Trends

Bitcoin Mining Industry Consolidation and Emergence of Data Center Alternative

The price of bitcoin reached a new all-time high in 2025, driven in part by institutional demand. This demand has been fueled by the growth of bitcoin spot Exchange Traded Funds (“ETFs”), as well as increased adoption by public companies and national governments, each of which has purchased and retained a meaningful portion of the available bitcoin supply. Following their introduction, the bitcoin ETFs experienced significant capital inflows, underscoring the expanding institutional acceptance of bitcoin. In March 2025, the United States established the United States Bitcoin Strategic Reserve, which is reported to hold the largest bitcoin reserve in the world, solidifying bitcoin as a mainstream financial asset and alternative source of value to fiat currency.

The bitcoin mining industry is undergoing significant structural transformation. A combination of factors, including the 2024 halving event, record high network hash rates in 2025, rising mining difficulties, and constrained access to large-scale power resources, has led to increased consolidation across the industry. These dynamics have made efficient, large-scale mining operations increasingly capital intensive and have prompted miners to seek new avenues for maximizing the value of their existing infrastructure. A notable emerging trend is the convergence of bitcoin mining operations with large scale data center services, including those supporting AI/HPC workloads. As demand for data center infrastructure accelerates, driven by advances in machine learning, generative AI, and compute-intensive enterprise applications, access to reliable, low-cost power has become a critical constraint on the development of new data centers. Bitcoin mining companies that own and operate their facilities are increasingly repurposing or reallocating portions of their power and physical infrastructure to support data center applications. This shift is enabled by the similarities between the underlying facility requirements for Bitcoin mining and non-mining data center workloads, including large electrical loads, advanced cooling systems, and high-density rack deployments.

As a result, the bitcoin mining industry is experiencing an evolution in which mining operators with robust power portfolios are leveraging their existing assets to participate in the rapidly growing market for data center services. This trend reflects both the challenges facing the bitcoin mining sector and the significant economic opportunities presented by the global expansion of compute-intensive digital infrastructure.

Bitcoin Network Changes and Competition

The price of bitcoin saw an increase during the first quarter of 2024 due to a new source of demand from 11 bitcoin spot ETFs, which were approved to begin trading by the SEC on January 11, 2024. These ETFs, as investment vehicles, provide investors with a new way to gain exposure to bitcoin through more traditional financial markets.

During 2023 and 2024, the bitcoin mining industry experienced record growth as the price of bitcoin increased from the lows experienced in early 2023. The rising bitcoin price renewed opportunities to access capital markets to fund growth, leading to unprecedented expansion in mining operations, which resulted in a doubling of the size of provisioned hash calculation services on the network, as measured by total hash rate. In advance of the April 2024 bitcoin network halving, many bitcoin mining companies heavily invested in implementing vertically integrated business models, infrastructure, and upgrading and expanding mining fleets. Competition on the bitcoin network has expanded accordingly, and we expect competition within the mining industry to intensify when bitcoin prices increase.

We have observed that when the market price for bitcoin experiences sustained increases, new miners are introduced onto the bitcoin network, contributing to an increase in the global network hash rate. Despite the halving in April 2024 and the increase in the global network hash rate, our hash rate grew by approximately 22.1% from December 31, 2024 to December 31, 2025. This growth contributed to an increase of approximately 17.8% in the number of bitcoin we mined during the year ended December 31, 2025 as compared to the same period in 2024.

Accordingly, as the global network hash rate continues to rise, miners must scale their operations to maintain or improve their share of the bitcoin mining rewards. In response, we have expanded our Bitcoin Mining capacity through the development of new facilities, such as the Corsicana Facility, and strategic acquisitions, including the Block Mining Acquisition. These efforts are supported by investments in electricity supply and distribution infrastructure. We are also focused on other strategic growth opportunities that enhance our long-term competitiveness. Further, we have adopted new and improved technology to increase both our mining power and efficiency, including our industrial-scale adoption of immersion cooling and our strategic acquisitions of large quantities of the latest powerful and efficient miners available.

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

Vertical Integration

Since 2021, we have focused on a vertically integrated business model. We remain committed to building long-term stockholder value by taking strategic actions to further vertically integrate our business at the Rockdale Facility and the Corsicana Facility, expanding the Kentucky Facility, and integrating our acquisitions, including the Kentucky Facility and E4A Solutions. Management believes that vertical integration will strengthen each of our business segments by providing increased capacity for our Bitcoin Mining operations, expanding opportunities for implementing our proprietary power strategy, and positioning us to capitalize on supply chain efficiencies and electrical engineering services through our Engineering segment. We continue to focus on deploying our efficient Bitcoin Mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining facilities.

Prior to the 2024 halving event, shifts in strategy by prominent bitcoin miners focused on implementing vertically-integrated business models by investing in infrastructure, and upgrading and expanding fleets at their own facilities rather than renting out space from a third-party data center. Vertical integration provides additional control over operational outcomes as well as better management of any input costs such as power and overhead fees. Flexibility, and the ability to manage expenses, becomes increasingly important as the amount of competition on the bitcoin network expands and the subsidy in bitcoin provided by the bitcoin network decreases.

We anticipate the bitcoin network will continue to see increased competition and consolidation in the bitcoin mining industry. Further, given our relative market position and liquidity, we believe we are well positioned to benefit from such consolidation. We are continuously evaluating opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, and our business and financial results may change significantly as a result of such strategic growth.

Digital Asset Exchanges

Digital asset exchanges provide trading venues for the purchases and sales of bitcoin. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on bitcoin trading platforms, which generally are not subject to the same regulatory oversight as traditional securities or commodities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for bitcoin also exist. The value of bitcoin within the market is determined, in part, by global supply and demand dynamics, market expectations regarding bitcoin adoption, regulatory developments, and overall trading volumes, among other factors.

The shutdown or failure of certain digital asset exchanges and trading platforms, often due to fraud or business failure, has negatively impacted confidence in the digital asset industry as a whole and prompted heightened regulatory scrutiny. We did not have any exposure to any digital asset lenders or exchanges who have declared bankruptcy or have suspended operations. We only hold and sell bitcoin that we have mined or purchased and do not sell, hold, or redeem any bitcoin on behalf of third parties.

Custody of our Bitcoin

Our bitcoin is held in cold storage wallets by well-known U.S.-based third-party digital asset-focused custodians, NYDIG Trust Company LLC (“NYDIG”) and Coinbase, Inc., on behalf of itself and Coinbase Custody Trust Company, LLC, and, if applicable, Coinbase Credit, Inc. or Coinbase Custody International Ltd. (collectively, “Coinbase” and, together with NYDIG, our “Custodians”). We may also sell our bitcoin using our Custodians’ U.S. brokerage services. The cold storage wallets in which our bitcoin are held are located in the United States. NYDIG is a standalone trust company organized by an institutional-grade New York City bank, which holds our bitcoin in trust accounts solely for our benefit. Coinbase is a New York Trust Company and fiduciary under New York state law, and is regulated by the New York Department of Financial Services (“NYDFS”). Any Company funds that may be held by Coinbase are legally segregated at the account, sub-account, and on-chain wallet address level. While we believe that our custodial agreements provide our business with reasonable protections for our operations and the safe storage of our digital assets, we make no assurances that storing our digital assets with either NYDIG or Coinbase is free from risk. To the best of our knowledge, NYDIG and Coinbase safely store our digital assets in segregated accounts as represented in the NYDIG Custodial Agreement and the Coinbase Prime Broker Agreement; however, if either, or both, of our Custodians were to breach its agreement, our digital assets could be compromised. Similarly, if NYDIG or Coinbase were to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of our assets, though kept in segregated accounts, would be delayed or unrecoverable. For further discussion of our custodial agreements, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

To the extent we sell any of our bitcoin custodied with either NYDIG or Coinbase, these transactions are executed through the Custodian’s U.S. brokerage services, which are registered with the Financial Crimes Enforcement Network (“FINCEN”) and hold NYDFS Bitlicenses. Such brokered sales are made primarily through market-making transactions with institutional grade investors. While we do not know the identity of the purchasers in such brokered sales of our bitcoin, each of our Custodians have made all customary representations to us regarding its compliance with all Know Your Customer and Anti-Money Laundering (“KYC/AML”) regulations applicable to such brokered sales of our bitcoin. Our agreements with such brokerage services require them to comply with all applicable FINCEN and NYDFS rules and regulations, and with respect to the NYDIG Custodial Agreement, the Office of Foreign Assets Control’s rules and regulations, including with respect to KYC/AML.

Insurance

We maintain property insurance coverage for our mining hardware, buildings, and infrastructure, including coverage for business interruption, earthquakes, flood and tornadoes. We also maintain cybersecurity coverage, casualty, general and management liability, pollution and builders’ risk insurance policies. We believe each Custodian maintains limited insurance policies covering the pool of digital assets it custodies against certain events of loss, such as theft. We do not carry additional insurance coverage on our bitcoin holdings. We engage our insurance broker annually to solicit underwriters to provide proposals to renew our current coverage or update our policies to meet our needs, prior to the policies’ expiration.

Research and Development

The Company’s strategic investments in research and development fuels innovation across our power management, power infrastructure, and entry into data center operations. Our proven expertise in designing, constructing, and operating as a bitcoin miner, at scale, distinguishes us within the industry as we expand into data center development.

In 2022, we initiated development of the Corsicana Facility to expand our Bitcoin Mining capabilities. Phase I of the development of the Corsicana Facility involved the construction of 400 MW of immersion-cooled Bitcoin Mining infrastructure, as well as a high-voltage power substation and transmission facilities to supply power and water to the facility. Construction of Phase I was completed during the year ended December 31, 2024. Once complete, we expect the Corsicana Facility to have one GW of developed capacity for Bitcoin Mining and data center operations.

With extensive experience in mining equipment installation, operation, and optimization, we continuously refine our data center designs to maximize hardware performance and extend equipment longevity. Leveraging deep knowledge of data center architecture and systems integration, we are advancing digital asset mining infrastructure to meet the rigorous demands of data center operations and positioning the Company for long-term growth in the industry.

Materials and Suppliers

We maintain several key supplier relationships that are important to our business for securing mining hardware, infrastructure components, and other materials. Because only a limited number of manufacturers can produce ASIC miners at scale, supply chain concentration presents a risk to procurement timing and costs. All of our miner purchases in 2024 and 2025 were from MicroBT. Our purchase orders with MicroBT often include delivery schedules that extend several months prior to delivery to our Facilities, requiring advance planning to align miner purchases with their anticipated deployment.

The development and potential expansion of our Facilities require significant quantities of electrical infrastructure components and construction materials. We work closely with suppliers to secure these materials in sufficient quantities to support large-scale, timely deployments. Additionally, our immersion-cooled Bitcoin Mining operations require substantial volumes of specialized, non-conductive cooling fluid produced by a limited number of manufacturers.

Global Logistics

Global supply chain logistics have caused delays across all distribution channels. Similarly, we have experienced delays in certain miner delivery and infrastructure development schedules due to constraints in the global supply chains for miners, electricity distribution equipment, and construction materials. Through the date of this Annual Report, we have successfully managed these challenges and avoided any material impact on our miner deployment schedule; however, there can be no assurance that we will be able to successfully manage future supply chain disruptions.

Additionally, the development and potential expansion of our Facilities require large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. To help mitigate global supply chain logistics and pricing concerns, we have procured and hold many key materials. We continue to monitor global supply chain developments and assess their potential impact on our expansion plans.

Regulatory

We operate within a complex and rapidly evolving regulatory environment and are subject to a wide range of federal, state, and local laws and regulations governing Bitcoin mining and digital asset activities, as well as data center development. While we anticipate that bitcoin mining and data center development will continue to be areas of focus for regulators in the near- and long-term due to the rapid growth of digital assets and high-performance computing, we cannot predict with certainty the impact that future regulations, policy developments, or enforcement actions may have on our business or operations. The 2024 election was followed by a more favorable environment for digital assets and data centers, though conditions in various jurisdictions, particularly at regional, state, and local levels, remained volatile as policymakers grapple with energy demand projections growing much faster than in recent decades. As agencies and states initiate reviews of energy-intensive computing operations and their external impacts, there may be potential future reporting, efficiency, reliability, or cost-allocation requirements.

The market and regulatory signals for data centers and digital assets changed significantly with the 2024 election. At the outset of his term in 2025, the President issued an executive order to “unleash American energy.” In March 2025, the President issued executive orders on “strengthening American leadership in digital financial technology” and established a strategic bitcoin reserve and digital asset stockpile. Members of the House and Senate also introduced legislation to codify a national strategic bitcoin reserve. In July 2025, in response to the executive order on digital financial technology, the White House released a report on legislative and regulatory actions to strengthen American leadership in the space. In July 2025, the White House released “America’s AI Action Plan” highlighting the steps the Administration will take on AI innovation, infrastructure, diplomacy, and security. In 2025, the Department of Energy launched the Speed to Power initiative, directed the Federal Energy Regulatory Commission (“FERC”) to consider rulemaking to expedite large-scale grid infrastructure and interconnection projects, and opened up requests for proposals to utilize federal lands and power resources to advance AI in the U.S. Furthermore, in November 2025, the President launched the “Genesis Mission” executive order for a coordinated, nationwide, whole-of-government effort to use AI to identify and solve grand challenges. Finally, in December 2025, the President issued an executive order to establish a national AI framework and limit a burdensome patchwork of state laws.

In July 2025, after a broad bipartisan vote, the President signed the GENIUS Act into law, creating a regulatory framework for the use of stablecoins, and demonstrating a positive signal of support for regulatory clarity for digital assets. Furthermore, in July 2025, the House passed market structure legislation which, if enacted, would clarify the jurisdiction of the SEC and the Commodity Futures Trading Commission over digital assets and related intermediaries. In early 2026, Senate committees with jurisdiction are expected to consider their version of market structure legislation.

In January 2024, the SEC approved a series of spot bitcoin exchange-traded funds, marking a major step toward market integration and institutional participation. In 2025, the SEC established a working group that aims to establish regulatory clarity for digital asset industries and issued statements clarifying its view that mining and staking of digital assets do not constitute offers or sales of securities. The SEC also issued a staff accounting bulletin on obligations to safeguard digital assets for platform users. Furthermore, in August 2025, the President issued an executive order on “democratizing access to alternative investments for 401(k) investors,” directing relevant regulators to facilitate greater options for savings, investments, and retirement accounts, including digital assets.

In January 2024, the U.S. Energy Information Administration (the “EIA”) initiated a provisional survey to collect electricity consumption information from cryptocurrency mining companies operating in the United States. The survey was authorized by the Office of Management and Budget as an emergency data request; however, it was subsequently withdrawn following a successful lawsuit led by us and the Texas Blockchain Council. In December 2025, the new director of the EIA stated a desire to conduct surveys regarding data centers to provide information to policymakers, signaling a renewed interest in data collection initiatives.

In August 2025, the President issued an executive order entitled “guaranteeing fair banking for all Americans,” and regulators have issued rules to ensure that lawful businesses, including companies in the digital asset industry, receive fair access to banking services. Nevertheless, to mitigate any future potential regulatory risks with respect to financial services, we have diversified our banking relationships.

We are aware that members of the U.S. House Committee on Ways and Means, the U.S. Senate Committee on Finance, along with other leaders, are considering changes to the tax treatment of bitcoin. Potential changes could include taxing bitcoin like similarly situated commodities at the point of sale, rather than at the point of mining, or a potential compromise similar to an 83(b) election to allow miners to choose either of these approaches. Additionally, we are aware of members considering a de minimis exemption for low-dollar bitcoin transactions similar to the exemption that exists for foreign currencies, which could facilitate broader adoption of the asset at the consumer level. In 2025, draft legislation containing both a de minimis exemption for low-value digital asset transactions and clarification of the taxation point for mined digital assets was introduced and remains under consideration, reflecting growing Congressional interest in simplifying digital asset tax treatment. Pursuant to the executive order on digital financial technology, the Treasury Department is also considering administrative changes at the department-level related to the tax treatment of bitcoin.

The U.S. has imposed economic sanctions affecting transactions with designated foreign countries, foreign nationals, and others. The Office of Foreign Assets Control (“OFAC”) is responsible for ensuring that U.S. entities do not engage in transactions with certain prohibited parties and maintains lists such as the Specially Designated Nationals (“SDNs”) and Blocked Persons List. Our policies prohibit transactions with SDNs, and we maintain a risk-based compliance program designed to prevent unlawful business dealings with prohibited countries, regions, individuals or entities. However, due to the pseudonymous nature of blockchain transactions and our reliance on third-party vendors to identify and prevent transactions with SDNs, there remains a risk that we may unknowingly engage in a prohibited transaction despite our controls.

State regulation of bitcoin mining and other compute-related energy consumption is an important consideration regarding where we conduct our mining operations. The Rockdale Facility and the Corsicana Facility are both located in the State of Texas. Texas continues to offer a favorable regulatory environment for bitcoin miners and other data center operations. In 2025, Texas enacted SB 21, a bill creating a strategic bitcoin reserve, appropriating $10 million for the state to purchase bitcoin, which the comptroller did in late 2025, making Texas the first state to do so. SB 6 was also enacted in 2025, and subsequent rulemaking initiatives have raised the possibility of new disclosure and reliability requirements for large industrial electricity users, including digital asset mining and HPC data center operations. In 2024, we acquired Block Mining in the Commonwealth of Kentucky, which also maintains a favorable regulatory environment for bitcoin mining. In 2025, we announced the process of developing a scalable data center platform to support non-mining data center operations, including potential applications in AI and HPC. Accordingly, we will monitor potential regulatory developments affecting data centers more broadly and their affiliated energy use.

We are unable to predict the impact that any new standards, legislation, or regulations may have on our business at the time of filing this Annual Report. However, we continue to monitor and proactively engage in dialogue on regulatory and legislative matters related to our industry. As the regulatory landscape continues to evolve, particularly with respect to digital assets, AI computing, and energy use, we remain committed to compliance and constructive engagement with policymakers.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by financial and energy regulatory bodies, which may affect our Bitcoin Mining and data center activities. For additional discussion regarding our belief about the potential risks that existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

Environmental

Our direct operations do not result in significant pollution or the discharge of hazardous emissions, and we do not anticipate that our operations will be materially affected by existing federal, state or local provisions concerning environmental controls. However, certain local, state, and federal policymakers have expressed concerns regarding the aggregate energy consumption associated with bitcoin mining and large-scale data centers, with particular focus on the environmental impact of energy derived from non-renewable sources. These concerns typically center on electrical grid reliability, carbon emissions, and water usage for cooling.

We carefully monitor existing and pending climate change legislation, regulation and international treaties or accords for any material effect on our business or markets that we serve, our operational results, our capital expenditures or our financial position. While we believe our current operations are in compliance with applicable environmental regulations, any future implementation of more stringent environmental or energy-use standards could impact our operational costs or the availability of power for our Facilities.

Many media reports primarily focus on the energy requirements of bitcoin mining but fail to include discussion of its positive contributions to other customers on the electrical grid. Bitcoin mining operations can be quickly curtailed, uniquely positioning businesses in the industry to respond to increased electricity demand during peak periods or emergency situations. Throughout 2025, we voluntarily curtailed our operations’ energy consumption to allow our energy providers to redirect our power allotment back into the Electric Reliability Council of Texas (“ERCOT”) and Midcontinent Independent System Operator (“MISO”) markets during extreme weather events. Such actions helped to stabilize the grid by allowing our power allotment to be delivered to the areas of greatest need, such as heating homes and powering hospitals. In exchange for powering down our systems during times of high electricity demand, we receive benefits associated with the difference between our contractual cost of power and the price at which such power is sold on the ERCOT and MISO markets. Additionally, we voluntarily participate in load response programs operated by ERCOT and MISO, whereby we temporarily give ERCOT and MISO the right to curtail a set portion of our power load at their discretion in exchange for a fee. Overall, our operations incentivize the development of new power generation capacity and our actions help reduce the frequency and impact of power failures and electricity price surges, the benefits are shared by the Company and all participants in the ERCOT and MISO markets.

Human Capital Resources

During the past year, we have made substantial investments in our workforce to attract and retain best-in-class employees, while internally promoting individuals to key positions across the Company. As of December 31, 2025, our total workforce consisted of approximately 816 employees across our entire organization, including professionals in engineering, information and technology, construction, manufacturing, finance, legal, communications, Bitcoin Mining operations, and data center operations. Of our total workforce, approximately 641 employees were in engineering, construction, manufacturing, and Bitcoin Mining operations and approximately 175 employees were in general or administrative support functions, such as information and technology, finance, legal or communications. As of December 31, 2025, approximately 63% of our workforce was in Texas, 31% was in Colorado, and 3% was in Kentucky.

Our human capital resources strategy aims to align the interests of our employees with our key long-term success drivers. To support the execution of this strategy, we have implemented a long-term performance incentive program, under which all eligible employees are granted a combination of service-based restricted stock awards that generally vest over a three-year period and performance-based restricted stock awards that are eligible to vest based on achievement of specific performance or total stockholder return milestones. We believe our performance program is a key incentive for our employees aligning their long-term interests with our long-term objectives as an organization.

In addition to our long-term incentive program and competitive cash compensation practices, our employees are provided with comprehensive health benefits, paid maternal and parental leave, paid time off, and additional benefits.

We recognize that effective leadership drives organizational success and strive to develop leaders at all levels within the Company. In addition to recruiting top external talent, we offer management and executive training programs and encourage continuous professional development across the Company.

We seek to attract diverse, high-potential candidates and foster their long-term career growth by emphasizing ability and experience, rather than relying solely on educational background. We actively recruit candidates from both local communities and major metropolitan areas, to build a workforce with varied backgrounds and skills while providing sustainable, growth-oriented careers in a safe, respectful and inclusive environment.

Compensation and Benefits

Our compensation programs are designed to attract, retain, and motivate employees while aligning their performance with our long-term goals. We regularly benchmark salaries and wages against quantitative market data and adjust compensation to remain competitive and equitable across roles, experience levels, and geographic locations. We maintain a robust pay-equity review process that supports fair and merit-based increases in compensation and incentives.

We provide a comprehensive range of benefits programs, including medical, dental, and vision insurance for employees and family members, paid and unpaid leaves, and life and disability/accident insurance coverage. For employees outside of the United States, benefits are structured in accordance with country-specific practices and are designed to support overall health, well-being, and financial security.

Bitcoin Mining Results

Bitcoin Mining Production, Purchases, and Sales

One way we measure the success of our operations is by the number and U.S. Dollar value of the bitcoin rewards we earn from our Bitcoin Mining activities. The following table presents information regarding our Bitcoin Mining operations, including production, purchases, and sales of bitcoin.

	Quantity	Amounts
Balance as of December 31, 2023	7,362	311,178
Revenue recognized from bitcoin mined	4,828	321,002
Bitcoin receivable	5	(625)
Acquisitions of bitcoin	5,784	577,500
Proceeds from sale of bitcoin	(212)	(9,518)
Exchange of bitcoin for employee compensation	(45)	(2,478)
Change in fair value of bitcoin	—	457,409
Balance as of December 31, 2024	17,722	1,654,468
Revenue recognized from bitcoin mined	5,686	576,276
Bitcoin receivable	1	125
Proceeds from sale of bitcoin	(5,363)	(535,486)
Exchange of bitcoin for employee compensation	(41)	(4,062)
Change in fair value of bitcoin	—	(115,880)
Balance as of December 31, 2025	18,005	$1,575,441

The following reconciles Bitcoin and Restricted bitcoin as of December 31, 2025 to the amounts above:
Bitcoin	14,028	$1,227,462
Restricted bitcoin (a)	3,977	$347,979
Total	18,005	$1,575,441

(a)	Restricted bitcoin is the Company’s bitcoin pledged as collateral for the Company’s $200 million credit facility. See Note 12. Debt for more information.

The bitcoin rewards earned from our Bitcoin Mining operations were 4,828 bitcoin in 2024 and 5,686 bitcoin in 2025, representing an increase of approximately 17.8%. Revenue recognized from our Bitcoin Mining activities increased from approximately $321.0 million during 2024 to $576.3 million during 2025, representing an increase of approximately 79.5%. The increase in revenue was primarily due to an increase in bitcoin prices and our increase in deployed hash rate as a result of the development of the Corsicana Facility, the acquisition of Block Mining and our significantly improved operational efficiency, partially offset by the increase in the global network hash rate and the halving that occurred in April 2024.

Factors Affecting Profitability

Market Price of Bitcoin

Our business is heavily dependent on the spot price and overall market performance of bitcoin. The price of bitcoin has historically exhibited significant volatility, driven by speculation, shifting investor sentiment, regulatory developments, technological changes, fraudulent actors, manipulation, media reporting and macroeconomics, among other factors. Bitcoin’s value may be based on various factors, including its acceptance as a means of exchange by consumers and producers, scarcity, and market demand, all of which are beyond our control.

Halving

Another key factor impacting industry profitability is the periodic reduction of the Bitcoin block reward, known as halving. This reward, originally set at 50 bitcoin currency rewards per block, has been cut in half approximately every four years. The Bitcoin blockchain has undergone four halving events since its inception on the following dates: (1) on November 28, 2012, at block height 210,000; (2) on July 9, 2016, at block height 420,000; (3) on May 11, 2020, at block height 630,000; and (4) on April 19, 2024 at block height 840,000, when the reward was reduced to its current level of 3.125 bitcoin per block. The next halving is anticipated to occur in mid-2028 at block height 1,050,000. Many factors influence the price of bitcoin, and potential increases or decreases in prices in advance of or following a future halving are unknown.

Network Hash Rate and Difficulty

A bitcoin miner’s probability of solving a block on the Bitcoin blockchain and earning a bitcoin reward generally depends on its hash rate relative to the global network hash rate. As more powerful miners are deployed, the bitcoin network difficulty continues to increase. Network difficulty is adjusted every 2,016 blocks (approximately every 2 weeks) to maintain an average of approximately ten minutes between each block validation. A higher network difficulty means more computational power is required to solve a block and earn a bitcoin reward. This, in turn, makes the bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Accordingly, as new and existing miners increase their hash rate, the global network hash rate will continue to grow, requiring miners to continually expand or upgrade capacity to maintain their share of total network rewards.

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

Performance Metrics

We aim to mine bitcoin by utilizing our miners to solve blocks. In exchange for solving a block, we receive a bitcoin reward, which we may either hold or sell on the market to generate cash to fund operations. For further discussion of our Bitcoin Treasury Strategy, see the discussion under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Bitcoin Treasury Strategy” of this Annual Report.

Hash Rate

Bitcoin miners typically measure their performance in terms of “hash rate,” which is the number of cryptographic hashing algorithms solved (or “hashes”) per second. Generally, miners or mining pools with a higher hash rate relative to the global Bitcoin network hash rate have a greater probability of earning bitcoin rewards over time, as compared to miners with relatively lower total hash rates.

As the relative market price of bitcoin rises, more miners are incentivized to enter the network, increasing total global hash rate and overall network difficulty. To remain competitive, miners must continually expand or upgrade equipment to maintain their share of block rewards, creating a feedback loop: as bitcoin value increases, additional mining capacity is deployed, leading to higher network difficulty, which in turn requires further investment to sustain equivalent reward output. This dynamic has resulted in accelerated technological competition among miners, as miners deploy larger fleets of increasingly advanced miners to improve performance. Only a limited number of manufacturers are capable of producing high-quality miners at scale, creating supply constraints and upward pressure on pricing. Furthermore, manufacturers may raise prices for new equipment in response to rising bitcoin market prices.

Intellectual Property

We actively utilize specialized hardware and software in our Bitcoin Mining operations. The Bitcoin blockchain is primarily built on open-source code and, in certain cases, the source code and other software assets we use in our Bitcoin Mining operations may be subject to an open-source license. For these works, we adhere to the terms of any license agreements that may be in place.

We rely on a combination of trade secrets, trademarks, service marks, trade names, copyrights, and other intellectual property rights to safeguard our technology and brand. Additionally, we may obtain licenses to use intellectual property rights owned and controlled by third parties. Furthermore, we have developed and may continue to develop certain proprietary software and hardware applications to enhance our Bitcoin Mining operations, including technologies used in our immersion-cooled mining systems.

Information About Our Executive Officers

The following sets forth the name, age, and position of each of the persons serving as executive officers as of the filing of this Annual Report.

Name	Age	Position
Jason Les	40	Director and Chief Executive Officer (principal executive officer)
Benjamin Yi	43	Director and Executive Chairman
Jason Chung	44	Chief Financial Officer (principal financial officer)
William Jackman	42	Chief Legal Officer and Secretary
Stephen Howell	50	Chief Operating Officer
Ryan Werner	46	Senior Vice President, Chief Accounting Officer (principal accounting officer)
Jonathan Gibbs	38	Chief Data Center Officer

Jason Les (age 40) has served as our Chief Executive Officer (“CEO”) since February 2021 and as a member of our Board of Directors (“Board”) since November 2017. He has been deeply involved with bitcoin since 2013, with significant experience in bitcoin mining, as an engineer studying protocol development, and contributing to open-source projects. Mr. Les was previously a founding partner of Binary Digital from May 2017 to November 2020, a software-development company where he led the engineering team and coordinated project development for artificial intelligence, reverse engineering, and inter-software compatibility projects. Additionally, his background includes over a decade of unique experience as a former professional heads-up poker player. He holds a Bachelor of Science, Computer Science from the University of California, Irvine.

Benjamin Yi (age 43) has served as our Executive Chairman since May 2021, as a member of the Board since October 2018, and as Chairman of the Board from November 2020 through May 2021. In this role, he is directly involved in our day-to-day operations, playing a key role in setting and fulfilling the Board’s strategic aims for the Company. Mr. Yi brings significant corporate governance experience to Riot’s Board and executive management team, having served as an independent director and committee chair of several private and public companies. Prior to joining Riot, Mr. Yi led capital markets and corporate development at IOU Financial, a fintech enabled lender to small businesses across North America and investee company of Neuberger Berman from January 2017 through May 2021. Mr. Yi brings almost two decades of unique capital markets experience to the Company, and a particular expertise in fintech, specialty finance, and investing throughout a company’s capital structure. Mr. Yi holds a Bachelor of Commerce, specialist in Finance, major in Economics from University of Toronto - Trinity College and a Master of Finance from University of Toronto – Rotman School of Management.

Jason Chung (age 44) has served as our Chief Financial Officer since March 2026, and prior to that served as Executive Vice President, Head of Corporate Development & Strategy since July 2023, and Head of Corporate Development & Strategy from June 2022 to July 2023. Mr. Chung spearheads the coordination of the Company’s corporate development, capital markets, and investor relations efforts. Mr. Chung brings two decades of experience in investment banking and a wealth of knowledge in corporate finance to Riot. Prior to joining Riot, Mr. Chung served as Managing Director, M&A, at Nomura Holdings, Inc., from March 2017 through June 2022 and Executive Director, Mergers & Acquisitions from March 2014 through December 2016, where he advised global clients on cross-border transactions primarily in the technology sector across multiple countries. Mr. Chung’s investment banking career spanned nearly $20 billion in mergers and acquisitions transactions and included building and growing advisory teams. Mr. Chung is a CFA charter holder and earned a Bachelor of Commerce and Finance degree, minoring in History, from the University of Toronto.

William Jackman (age 42) has served as our Chief Legal Officer and Secretary since January 2026, and prior to that served as Executive Vice President, General Counsel and Secretary, from September 2022 to January 2026, and as General Counsel and Secretary from July 2021 to September 2022. As a member of the executive team, Mr. Jackman manages the Company’s legal affairs, drawing upon his unique business and legal acumen to navigate strategic decisions and develop innovative solutions to complex challenges. Previously, Mr. Jackman represented S&P 500 companies as well as other public companies in the areas of securities laws, mergers and acquisitions, and power generation. Prior to joining Riot, Mr. Jackman was a Leader of Public Companies and Securities at Rogers Towers, P.A., one of Florida’s oldest and most established law firms, from March 2018 to January 2022. Additionally, he was a Senior Corporate Attorney at Holland & Knight LLP, a multinational law firm, from May 2014 through August 2017. Mr. Jackman holds dual Juris Doctorate law degrees from the Universities of Windsor and Detroit, as well as an MBA from Nova Southeastern, and is a member of the New York, Florida, and Ontario Bar Associations.

Stephen Howell (age 50) has served as our Chief Operating Officer since June 2024. Mr. Howell has also served as Chief Executive Officer at ESS Metron, LLC (“ESS Metron”), a subsidiary of the Company and a leading manufacturer of power distribution centers, portable substations, low and medium voltage switchgear, custom controls and relays from December 2021 to June 2025. Previously, Mr. Howell served as Director of Business Development – South at ESS Metron from October 2019 through December 2021. Prior to his role at ESS Metron, Mr. Howell served as Vice President, Senior Sales Representative at Castleman Power Systems International, LLC, a power developer and technology solutions provider, from October 2011 through October 2019. From January 2006 through October 2011, Mr. Howell served as Outside Sales Executive for Consolidated Electrical Distributors, an electrical solutions distributor and product supplier. Mr. Howell served as Estimator and Project Manager for Integrated Electrical Services Holdings, Inc., an integrated electrical design and installation company from January 2004 through January 2006, and as Outside Sales Engineer at Eaton Corporation plc, a power management and electrical systems company from January 2000 through January 2004. Mr. Howell holds dual Bachelor of Science degrees in industrial distribution and marketing from the University of Alabama at Birmingham.

Ryan Werner (age 46) has served as our Senior Vice President and Chief Accounting Officer since September 2022. Previously, Mr. Werner served as our Vice President of Finance from March 2021 to September 2022. Mr. Werner is responsible for the leadership and oversight of our public accounting function, leading the Company’s team of accounting and finance professionals. Prior to joining Riot, Mr. Werner was a Senior Director, Real Estate and Transactions Accounting at UDR, an S&P 500 constituent and multifamily real estate investment trust, from March 2013 through March 2021. Mr. Werner began his career in Ernst & Young’s audit practice, where he was a Senior Manager and specialized in publicly traded companies. Mr. Werner is a Certified Public Accountant and holds a Master of Accounting and Information Systems degree, as well as a Bachelor of Science in Accounting & Business Administration degree, both from the University of Kansas.

Jonathan Gibbs (age 38) has served as our Chief Data Center Officer since June 2025. Previously, Mr. Gibbs served as Executive Vice President, Product Delivery Americas, from August 2023 to June 2025, and Senior Vice President, Design and Construction from July 2021 to November 2023 at Prime Data Centers, an international developer and owner of hyperscale data centers. From November 2018 to January 2023, Mr. Gibbs served as Vice President, Mission Critical, at ARCO/Murray, a national design and construction firm that specializes in commercial construction and data center design, and real estate needs. Mr. Gibbs has over 15 years of leadership experience in the global data center sector, with a focus on infrastructure design, procurement, construction, and sustainability. Throughout his distinguished career, he has overseen the execution of data center platforms totaling over one GW of capacity and managed a design and construction portfolio representing more than $17 billion in capital investments across North America, Europe, and Asia. Mr. Gibbs holds a Bachelor of Science degree in Electrical Engineering from San Diego State University, specializing in Dynamic and Mission Critical Power Systems.

There are no familial relationships among our executive officers and any directors. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any such executive officers were selected.

Corporate Information

Our principal executive office is located at 3855 Ambrosia Street, Suite 301, Castle Rock, Colorado 80109, and our telephone number is (303) 794-2000. Our records are kept at our principal executive office.

We were incorporated in the State of Colorado on July 24, 2000, under the name AspenBio, Inc., and have undergone a number of subsequent name changes. Effective October 19, 2017, we adopted the corporate name Riot Blockchain, Inc., and changed our state of incorporation to Nevada. Effective December 30, 2022, we adopted our current corporate name, Riot Platforms, Inc., and remain incorporated in Nevada.

Our website address is www.riotplatforms.com.

Additional Information

We file or furnish periodic reports and amendments thereto, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. These reports, and any amendments thereto, as filed with the SEC, can be accessed, free of charge, on the SEC’s website at www.sec.gov. These documents may also be accessed, free of charge, on our website: www.riotplatforms.com through a link in the “Investors” section. These documents are placed on our website as soon as reasonably practicable after they are filed with the SEC. The information posted on our website is not incorporated by reference into this Annual Report.

ITEM 1A. RISK FACTORS

Our business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described below. When any one or more of these risks materialize from time to time, our business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties not presently known to us or that we currently do not consider to present significant risks to our operations. This section should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky.

Risks Related to Our Business

●	Our industry is evolving and our business model is shifting toward data center development alongside bitcoin mining.
●	Our data center business strategy may not perform as planned.
●	We may be unable to compete effectively and our business and results of operations may be adversely affected.
●	Our success depends on external factors affecting the bitcoin industry.
●	There is a finite supply of bitcoin, and the declining block reward over time presents a risk to our business.
●	If we fail to grow our hash rate in a cost-effective manner we may be unable to compete.
●	We may be unable to access sufficient additional capital needed to grow our business.
●	Our expansion into data centers may divert resources from our existing operations and introduce operational complexity.
●	Our success in the data center sector depends on our ability to attract qualified third-party partners and customers.
●	Incorrectly estimating our data center lease capacity requirements and capital expenditures could adversely affect our results of operations.
●	We face potential reputational, operational, and financial risks from development of a scalable data center platform.
●	Financial institutions may discontinue banking services to businesses engaged in crypto-related activities.
●	We may be unable to timely complete our strategic growth initiatives within our anticipated costs estimates.
●	Global instability may adversely affect our business, financial condition and results of operations.
●	Failure to successfully integrate acquired businesses could negatively impact our balance sheet and results of operations.
●	We may experience increased compliance costs as a result of strategic acquisitions.
●	We have financed growth through issuances of stock and debt and our future inability to do so on favorable terms could adversely affect us.
●	We have a history of operating losses, and may report additional operating losses in the future.
●	Limited regulation of digital asset exchanges may expose us to negative publicity which could adversely affect an investment in us.
●	We depend on attracting and retaining officers, managers, and skilled professionals.
●	Global macroeconomic, geopolitical, and public health events and resulting supply chain issues could adversely affect our business, financial condition, and operations.
●	Changes in U.S. trade policy may have a material adverse impact on our business, financial condition and operations.

Risks Related to the Price of Bitcoin

●	Our ability to achieve profitability is largely dependent on the price of bitcoin, which has historically been volatile.
●	Changes to laws, regulations, or enforcement priorities may adversely impact our Bitcoin Mining and related activities.
●	Exposure to financially troubled cryptocurrency companies may impact our reputation and operational profitability.
●	Our Bitcoin Mining operations may generate less revenue as a result of “halving”.
●	High bitcoin transaction fees may reduce demand for bitcoin and adversely affect our operations and growth.
●	Bitcoin faces scaling obstacles which may adversely affect demand for bitcoin and our Bitcoin Mining operations.

Risks Related to our Operations

●	We must grow our hash rate relative to the global network hash rate and increasing network difficulty to effectively compete.
●	Our bitcoin miners may not be adaptable to other uses which could adversely affect our business and results of operations.
●	Our reliance on third-party miners may expose our operations to increased risk of design flaws.
●	Our reliance primarily on immersion-cooling exposes us to additional operational and performance risks.
●	Our revenue generation is subject to risks applicable to our mining pool, including risks outside of our control.
●	Our use of third-party mining pools exposes us to certain risks.
●	We may not be able to realize the benefits of forks.
●	We may be exposed to potential liability from claims relating to intellectual property rights.
●	We are subject to counterparty risks, including risks and uncertainties relating to our Custodians.
●	Our limited rights of legal recourse and lack of insurance over bitcoin expose us to the risk of loss for which there may be no adequate remedy.
●	Cyber-attacks, data breaches, or malware may disrupt our operations and expose us to liability, which could harm us.
●	Incorrect or fraudulent bitcoin transactions may be irreversible, and we could lose access to our bitcoin.
●	Our business could be harmed by prolonged power and internet outages, shortages, or capacity constraints.
●	We are subject to risks associated with our need for significant electrical power.
●	Our access to power is dependent on third-party providers and regulators and any adverse action by such entity may have a material adverse effect on us.
●	Certain natural disasters, mechanical failures, cyber incidents, evolving climate and ESG requirements, and other events outside of our control could adversely affect us.

Risks Related to Governmental Regulation and Enforcement

●	Changing environmental regulation and public energy policy may expose our business to new risks.
●	Compliance costs of responding to new and changing regulations could adversely affect our operations.
●	Regulatory changes may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business.
●	Our expanding data center operations may be subject to new or evolving regulatory frameworks.
●	Our interactions with a blockchain may expose us to SDN or blocked persons and new legislation or regulation could adversely impact our business.
●	Bitcoin and bitcoin mining may be made illegal in certain jurisdictions, which could adversely affect our business prospects and operations.

Risks Related to Ownership of Our Common Stock

●	The trading price of shares of our common stock has been subject to volatility.
●	We have issued, and may continue to issue, new shares of our common stock, which has a dilutive effect on existing stockholders.
●	We have a classified Board, which could limit stockholders’ ability to influence our directors’ decision-making.
●	Our Bylaws designate the courts of the State of Nevada as the exclusive forum for certain types of actions which may limit our stockholders’ ability to choose a forum for disputes with us or our directors officers, employees, or agents.
●	Nevada law may discourage, delay or prevent a change in control of our Company, prevent attempts to replace current management and reduce the market price of our stock.
●	Because we do not currently intend to pay any cash dividends, our stockholders will not be able to receive a return on their shares unless they sell them.
●	If we are unable to maintain an effective system of internal control over financial reporting and disclosure controls, we may fail to produce timely and accurate financial statements.

Risks Related to Our Business

We operate in a rapidly evolving industry and have an evolving business model and strategy, including our increasing focus on constructing and operating data centers, in addition to bitcoin mining.

The digital assets industry is rapidly evolving, and we expect the services, technologies and market dynamics associated with it to continue to change. As a result, aspects of our business model and strategy may need to evolve in order for us to remain competitive and responsive to industry developments. From time to time, we may modify elements of our business model or pursue strategic initiatives that complement our power portfolio and current operations. We are exploring opportunities to expand our revenue sources, including a business transition to constructing and operating data centers which may be used for AI/HPC applications. We cannot assure you that these or any other modifications to our strategy will be successful, that they will achieve their intended objectives, or that they will not adversely affect our business. Strategic changes may also increase the complexity of our operations and place significant demands on our management team, personnel, systems, infrastructure, financial resources, and internal controls.

Additionally, our ability to manage growth effectively is uncertain. Failure to do so could harm our reputation, limit our ability to grow, and negatively affect our operating results. We also may not successfully identify or capitalize on emerging trends or new market opportunities within the digital assets industry, the data center market, or other markets we may pursue, which could result in missed opportunities and competitive disadvantages. Changes to our business model or entry into new markets may further subject us to additional regulatory scrutiny and new or expanded compliance obligations, including licensing, permitting, and other regulatory requirements. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our data center business strategy may not perform as planned.

We believe that transitioning to a data center business has the potential to complement our existing business model by providing more stable, long-term, and higher-margin revenue than our Bitcoin Mining operations. We also believe that leveraging our existing infrastructure to serve data center customers may offer more consistent revenue and lower risk than our traditional Bitcoin Mining business. However, this initiative is in its early stages, and the success of our data center strategy is uncertain and may not develop as anticipated. The performance of our data center business may be affected by various factors, including the availability, reliability, and timing of power supply; increased community scrutiny of data center resource use, including land, water, and power, resulting in stricter requirements from permitting authorities; supply chain disruptions, including constraints in local labor availability; changes in tariff policies or the adoption of more restrictive trade regulations; and our ability to retain or develop the specialized expertise required to operate and scale a data center business. If any of these challenges arise, or if we are otherwise unable to successfully implement or execute our data center strategy, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We may not be able to compete effectively against our current and future competitors, and if we are unable to effectively innovate or compete, our business and results of operations may be adversely affected.

The industries in which we operate are highly competitive and continuously evolving. We expect competition to further intensify as existing and new competitors introduce new offerings or enhance existing offerings and as the industries that we operate in continue to grow. As we continue to expand in our existing markets and enter new markets, we compete against an increasing number of companies operating both within North America and abroad, that may be more established or have greater financial and other resources and/or expertise. Driven by the proliferation of energy-intensive applications such as bitcoin mining and HPC, demand for energy capacity continues to outpace supply. Our competitors may have greater financial, technical, and operational resources, longer operating histories, and stronger brand recognition than we do. To compete effectively, we must accurately anticipate technological developments, supply chain disruptions and regulatory constraints, our need for additional power and continue to innovate in the design, management, and operation of data centers, including those used to support AI/HPC applications. We may face difficulties expanding and improving our data centers at the pace necessary to remain competitive. Competitors with greater resources, experience, or industry relationships may be better positioned to secure strategic acquisitions, partnerships, or customer relationships that are critical to scaling data center operations. If we are unable to innovate effectively, maintain or grow our data center operations, or compete successfully against current and future competitors, our business, financial condition, and results of operations could be materially and adversely affected. Any such developments could also negatively impact the trading price of our securities.

Our success depends on external factors affecting the bitcoin industry.

The bitcoin industry has historically been subject to various asset-related risks that have negatively affected bitcoin’s market price. Ownership of bitcoin has traditionally been concentrated among a limited number of holders, whose large positions give them the ability to influence market prices (referred to as “whales”). Although ownership has diversified in recent years, whales remain active in the market, and their trading behavior, such as selling substantial quantities of bitcoin, could adversely affect demand for, and the market price of, bitcoin. Any material decline in the price of bitcoin could adversely affect our business, financial condition, and results of operations. Although larger and increasingly regulated digital asset trading platforms have emerged, the bitcoin market remains nascent and relatively opaque compared to traditional financial markets. Trading venues for bitcoin may experience heightened operational issues and may be more susceptible to unethical, fraudulent, or illicit activities, including “wash trading,” than regulated securities exchanges. Digital asset trading platforms may also be vulnerable to “front-running,” in which market participants exploit technological or informational advantages to trade ahead of known or anticipated transactions for economic gain. Such practices are reported to be relatively common on both centralized and decentralized digital asset platforms. In addition, many bitcoin trading venues do not publicly disclose comprehensive information regarding their ownership structure, governance, corporate practices, or compliance with regulatory requirements. This lack of transparency limits the ability of market participants to assess the integrity or impartiality of these venues. The presence of whales, combined with the bitcoin market’s limited transparency, susceptibility to manipulative trading practices, and comparatively low levels of regulatory oversight, may undermine public confidence in the integrity of bitcoin transactions and the reliability of bitcoin pricing. A resulting loss of confidence or decline in the market price of bitcoin, potentially significant, could adversely affect our business, financial condition, and results of operations.

There is a finite supply of bitcoin, and the declining block reward over time presents a risk to our business.

We generate revenue from Bitcoin Mining operations primarily through the receipt of block rewards for successfully validating transactions and adding new blocks to the Bitcoin blockchain. The total supply of bitcoin is finite, permanently capped at 21.0 million coins, and the number of new bitcoin issued per block decreases approximately every four years pursuant to the bitcoin protocol, in an event commonly referred to as a “halving.” The final bitcoin is expected to be mined around the year 2140. As of December 31, 2025, approximately 20.0 million bitcoin had been mined and were in circulation. As the bitcoin supply approaches its maximum limit, the block reward will continue to decline. Once the final new bitcoin has been issued, miners will no longer receive block rewards and will instead rely solely on transaction fees associated with the blocks they validate. Historically, transaction fees have represented a relatively small portion of total mining revenue. Although transaction fees have increased at various times due to network usage and reduced new-bitcoin issuance, we cannot predict whether such fees will increase, or remain at levels, sufficient to offset the decline in block rewards over time. If transaction fees do not rise to levels that support profitable mining operations, or if the economic incentives to mine otherwise diminish, our ability to generate revenue from Bitcoin Mining could be materially and adversely affected. In such circumstances, our business, financial condition, and results of operations could suffer, and the market price of our securities could be adversely affected.

Bitcoin mining is a highly competitive market, and if we fail to grow our hash rate in a cost-effective manner we may be unable to compete.

A bitcoin miner’s likelihood of successfully validating a block and earning the associated block reward is directly correlated to the miner’s hash rate relative to the global network hash rate. As adoption of bitcoin has increased, demand for bitcoin has drawn additional mining participants into the industry, resulting in sustained growth of the global network hash rate. As more miners enter the market and more efficient mining equipment is deployed, the global network hash rate is expected to continue increasing. Consequently, unless we are able to grow our hash rate at a pace consistent with industry growth, our probability of earning block rewards will decline. To remain competitive, we believe we must continue to obtain and deploy more efficient and energy-effective miners, both to replace units that are lost to ordinary wear-and-tear and to expand our hash rate to keep pace with increases in the global network hash rate. These miners are highly specialized servers that are difficult to manufacture at scale. As a result, only a limited number of suppliers are capable of providing miners in the quantities and performance specifications required by large-scale operators. Demand for new miners typically increases in periods of elevated bitcoin prices, and we have observed corresponding increases in miner pricing during such periods. If we are unable to procure an adequate number of new miners on acceptable terms, or if we are unable to access sufficient capital to fund the acquisition and deployment of such miners, we may be unable to grow our hash rate or maintain our competitive position. Any inability to expand or maintain our hash rate could adversely affect our business, financial condition, and results of operations, and could negatively impact the market price of our securities.

We may be unable to access sufficient additional capital needed to grow our business.

We expect to require substantial additional capital to support the expansion of our operations, pursue our growth strategies, and respond to competitive pressures or unanticipated working-capital needs. The construction and development of our facilities, and continuation of our miner fleet, are capital-intensive undertakings and we anticipate that our current and future strategic growth initiatives will likewise require significant investment. Although we expect to raise additional capital to fund these initiatives, we may be unable to do so in a timely manner, in the amounts required, or on favorable terms, if at all. If we raise capital through equity financing, our stockholders may experience dilution of their ownership interests, and the market price of our common stock may decline. If we incur additional indebtedness, lenders may have priority over holders of our common stock with respect to repayment and liquidation preferences, and debt financing may be accompanied by restrictive covenants that limit our operational flexibility, including restrictions on incurring additional indebtedness or engaging in certain other corporate activities. We may also be required to comply with financial maintenance covenants, such as minimum liquidity or leverage ratios, which may not align with the interests of our stockholders. If we are unable to raise the additional capital needed to fund our strategic growth initiatives, we may be less competitive in our industry, and our business, financial condition, and results of operations could be materially and adversely affected.

Our expansion into data centers may divert resources from our core Bitcoin Mining operations, limit our power capacity for mining, and introduce operational complexity.

Although we intend to continue certain of our Bitcoin Mining operations, our strategic expansion into data center development may divert capital, personnel, infrastructure and other resources away from our mining business. In particular, allocating power capacity to data center workloads may reduce the power available for bitcoin mining, which is a highly competitive and capital-intensive industry. Reduced power availability for mining could limit our ability to deploy additional hash rate at the pace of our competitors, potentially diminishing our market position and profitability. Operating multiple distinct business lines may also increase operational complexity and place additional demands on our management, technical teams, and support personnel. Managing these competing priorities may strain our resources, increase the risk of operational inefficiencies, and negatively affect our overall performance, strategic execution, and financial results. Any such developments could materially and adversely affect our business, prospects, financial condition, and results of operations.

Our success in the data center sector depends on our ability to attract and retain qualified third-party partners and customers.

We are relying on third-party consultants, vendors, and potential customers to support the development and commercialization of the data center infrastructure. Our ability to generate revenue from this initiative depends on securing long-term, creditworthy customers and partners. If we are unable to do so, or if these parties fail to perform as expected, our investment may not yield the anticipated returns.

If we incorrectly estimate our data center lease capacity requirements and related capital expenditures, our results of operations could be adversely affected.

We are continuously evaluating our data center lease capacity requirements in order to effectively manage our capital expenditures and operating results. However, we may be unable to accurately project our future capacity needs or sufficiently allocate resources to address such needs. If we underestimate these requirements, we may not be able to provide sufficient service to tenants or may be required to limit new tenants, both of which may materially and adversely impair our results of operations.

We face potential reputational, operational, and financial risks arising from our development of a scalable data center platform for data center operations.

The demand for power to support data centers, including AI/HPC workloads, has increased significantly, and we believe that by allocating a portion of our available power capacity to AI/HPC customers, while continuing to operate our bitcoin mining business, may create long-term value for our stockholders. We are in the process of developing scalable data center platforms at our Corsicana Facility and Rockdale Facility. As we pursue this expansion, we may face reputational harm, liability exposure, and adverse financial impacts arising from perceptions that we are shifting away from our core bitcoin-mining business, challenges associated with execution or integration, or increased scrutiny from investors and participants in the broader digital asset industry. Any perception that we are deprioritizing bitcoin mining could adversely affect our relationships with certain stakeholders, including investors, employees, and members of the crypto community. Data center customers also generally have heightened expectations regarding uptime, data integrity, cybersecurity, sustainability, and operational reliability. Any failure to meet these expectations, or any adverse incident involving our data center operations, could damage our reputation and credibility and negatively affect customer relationships. If we are unable to maintain or enhance our reputation, successfully execute our data-center strategy, or adapt to changes in the competitive or regulatory landscape, our business, financial condition, and the market price of our securities could be materially and adversely affected.

Banks and financial institutions may not provide, or may discontinue, banking services to businesses engaged in crypto-related activities.

A number of companies that engage in bitcoin or other cryptocurrency-related activities have experienced difficulty obtaining or maintaining banking and other financial services. Financial institutions have, in some cases, closed existing accounts or discontinued services for companies, individuals, and businesses associated with digital assets. Regulatory scrutiny of the digital asset industry, evolving compliance expectations, and de-risking initiatives by banks may further restrict access to banking and payment services for companies operating in this sector. If banks or other financial institutions decline to provide services to us, limit the services available to us, or discontinue services that we rely on, we may experience operational disruptions, increased costs, or delays in accessing funds. If we are unable to secure alternative banking or financial services on commercially reasonable terms, or at all, our business, prospects, financial condition, and results of operations could be materially and adversely affected. Such developments could also negatively impact the value of any bitcoin or other digital assets that we mine, acquire, or hold for our own account.

We may not be able to timely complete our future strategic growth initiatives or within our anticipated costs estimates, if at all.

Our strategic growth initiatives may require the construction, expansion or conversion of associated power facilities. These activities expose us to risks that include, among others: construction delays; shortages of parts or labor; increased equipment and materials costs, including those driven by inflation; delays in receiving data center components; labor disputes or work stoppages, including those arising from pandemics or other public health emergencies; unanticipated environmental conditions or geological issues; delays in obtaining necessary permits, licenses, and approvals from governmental agencies or utility providers; delays in site readiness that could prevent us from meeting contractual commitments; and delays or suspensions related to evaluations of prospective growth projects. Construction projects also depend heavily on the skill, reliability, and financial stability of designers, general contractors, subcontractors, and key suppliers. If any such party encounters financial difficulties, operational issues, or performance problems during the design or construction process, we could experience significant delays, cost overruns, and other adverse impacts on expected project returns. If we are unable to mitigate these risks and complete our growth initiatives on schedule and within our anticipated budget, if at all, such delays or failures could prevent us from realizing expected benefits from these initiatives and could materially and adversely affect our business, financial condition, and results of operations.

Global economic and geopolitical events, policies and conflicts may adversely affect our business, financial condition and results of operations.

We may be exposed to price volatility and uncertainty in our supply chain due to geopolitical crises and economic downturns such as recessions, rising inflation, tariffs, social, political and economic risks, conflicts and acts of war, sanctions and other restrictive actions by the United States and/or other countries. Changes in policy positions and priorities from the U.S. government administration could increase this price volatility and uncertainty. Such crises will likely continue to have an effect on our ability to do business in a cost-effective manner. Inflationary pressures, as well as disruptions in our supply chain, have increased the costs of goods, services and personnel, which have in turn caused our capital expenditures and operating costs to rise. Additionally, these crises may discourage investment in bitcoin and investors may shift their investments to less volatile assets. The effects of such global economic shifts, worsening inflationary issues, changes in policy, and geopolitical events could adversely affect our ability to access the capital and other financial markets, as such, we may be required to consider alternative sources of funding for our growth and operations which may increase our cost of capital. Such events and conditions could have a materially adverse effect on our business, operations, or financial results and the value of the bitcoin we mine.

Failure to successfully integrate acquired businesses could negatively impact our balance sheet and results of operations.

Strategic acquisitions, such as the Block Mining Acquisition and the E4A Solutions Acquisition, both in 2024, and the acquisition of Whinstone US, Inc. (“Whinstone”) and ESS Metron in 2021, are important components of our growth strategy. The success of any acquisition depends, in part, on our ability to effectively integrate the acquired business and realize anticipated synergies. Integration efforts may involve unforeseen difficulties, require significant attention from management, and necessitate reallocating financial and operational resources. We may encounter challenges in the integration process, including difficulties associated with managing a larger and more complex organization ; aligning administrative, operational, and corporate structures; integrating internal controls, processes, and policies; reconciling differing business cultures; hiring and retaining key employees; harmonizing compensation and benefits programs; coordinating geographically dispersed operations; and executing our business strategy across the combined organization.

Acquisitions may also expose us to additional liabilities and risks, some of which may be unknown at the time of acquisition. Although we conduct extensive due diligence, we cannot guarantee that we will identify all material issues, liabilities, or risks associated with an acquired business. Any such unknown or unanticipated liabilities, whether financial, legal, regulatory, operational, or otherwise, could materially and adversely affect our business, financial condition, and results of operations.

We can give no assurance that we will be able to successfully integrate and manage acquired businesses, achieve expected synergies, or realize the benefits we anticipate. Failure to do so could have a material adverse effect on our financial condition, results of operations, and ability to execute our growth strategy.

We may experience increased compliance costs as a result of our strategic acquisitions.

Future strategic acquisitions may impose substantial compliance obligations, including additional reporting, regulatory, operational, and internal-control requirements. These obligations may increase our costs and require significant attention from management and other personnel, diverting resources from existing operations and other strategic priorities. Increased compliance burdens may also limit our ability to achieve the anticipated benefits of such acquisitions. If we are unable to effectively manage these compliance requirements, our ability to realize expected advantages from acquired businesses may be reduced, and our business, financial condition, and results of operations could be materially and adversely affected.

We have financed our strategic growth through issuances of common stock and debt and expect to continue raising additional capital in the future, and our inability to do so on favorable terms could adversely affect our operations and the market price of our securities.

We have historically financed the strategic growth of our business through public offerings of our common stock and the issuance of debt, and expect to raise additional capital through similar financing activities to support our current and future expansion initiatives. We may not be able to obtain additional equity or debt financing on favorable terms, or at all. Any inability to secure necessary financing could hinder our growth and adversely impact our operations. Market disruptions in the digital asset industry may also affect our access to capital. In 2022 and 2023, several digital asset platforms and exchanges filed for bankruptcy or became subject to government investigations relating to, among other things, alleged fraud. These events contributed to volatility and reduced confidence in the digital asset ecosystem and may negatively impact our ability to obtain financing on acceptable terms. If we raise additional equity capital, our stockholders may experience dilution of their ownership interests, and the market price of our common stock may decline. If we are unable to generate sufficient cash flows to support our strategic initiatives, we may be required to implement alternative measures, including reducing or delaying capital expenditures, selling assets, or pursuing additional equity financing on terms that may be onerous or highly dilutive. If we incur additional indebtedness, lenders may have priority over holders of our common stock with respect to repayment and liquidation preferences in the event of bankruptcy or liquidation. Debt financing may also include restrictive covenants that limit our ability to incur additional indebtedness or take other actions, and may require us to maintain certain liquidity or financial ratios that may not align with the interests of our stockholders. Any of these events could adversely affect our business, financial condition, results of operations, and the market price of our securities.

We have a history of operating losses, and we may report additional operating losses in the future.

We have recorded historical operating losses and negative cash flows from operations, particularly during periods in which the value of the bitcoin we mined did not exceed the associated operating, energy, personnel, and capital costs of our Bitcoin Mining activities. As part of our strategic growth plans, we have made, and expect to continue making, significant capital investments into data center operations, increase our workforce, and support the ownership and operation of our Facilities. These investments increase our cost base and may contribute to future losses if we are unable to generate sufficient revenue to offset these expenses. We cannot assure you that our revenue will exceed our associated costs or that we will achieve or maintain profitability. Continued operating losses could materially and adversely affect our business, financial condition, and results of operations.

The limited regulation of digital asset exchanges on which bitcoin and other cryptocurrencies are traded may expose us to the effects of negative publicity associated with fraudulent or unstable market participants, which could adversely affect an investment in us.

The digital asset exchanges on which bitcoin is traded are relatively new and, in many jurisdictions, remain unregulated. Many such exchanges do not provide the public with comprehensive information regarding their ownership, management, corporate governance, business practices, or regulatory compliance. As a result, the marketplace may lose confidence in these exchanges or experience disruptions associated with their operations, including with respect to exchanges that handle a significant volume of digital asset trading. In 2022 and 2023, several digital asset exchanges filed for bankruptcy protection and/or became subject to investigations by governmental authorities regarding alleged fraud and other misconduct. These events generated significant negative publicity for the broader digital asset ecosystem and contributed to increased price volatility across many digital asset markets, including the market for bitcoin. A continued loss of public confidence in digital asset exchanges may negatively impact the bitcoin ecosystem as a whole and may result in sustained or increased volatility.

These developments remain ongoing, and it is not possible to predict all of the risks that may arise for us, our counterparties, our service providers, or the digital asset industry generally. A perceived lack of stability in the digital asset exchange market as well as the failure, temporary shutdown, or restriction of exchanges due to operational issues, cybersecurity breaches, fraud, insolvency, or government-mandated regulation—may erode confidence in digital asset networks and contribute to further volatility in cryptocurrency prices. Any such consequences could materially and adversely affect the market price of our securities.

We depend on attracting and retaining officers, managers, and skilled professionals.

Our success depends on our ability to attract, retain and motivate qualified officers, managers, and skilled professionals. Competition for experienced personnel, particularly those with technical, operational, or industry-specific expertise, is intense, and we may be unable to retain existing employees or hire additional personnel on acceptable terms. The loss of key employees or our inability to effectively recruit and develop talent could impair our management capabilities, strategic execution, and other critical functions. Human capital constraints may also limit our ability to support ongoing operations or achieve our growth objectives. As our business grows and evolves, we must continue expanding and developing our leadership team and skilled workforce. If we fail to attract or retain the personnel necessary to meet these demands, our business, growth prospects, financial condition, and results of operations could be materially and adversely affected.

Macroeconomic, geopolitical, and public health events, and the resulting supply chain disruptions and inflationary pressures, could adversely affect our business, financial condition, and results of operations.

Our business may be adversely affected by global economic conditions, geopolitical developments and conflicts, shifts in governmental policy, trade restrictions, and public health events, including pandemics, epidemics, or other disease outbreaks. These events can contribute to port congestion, supplier shutdowns, logistics delays, and increased freight and transportation costs, all of which may result in higher expenses to procure and deploy new miners and acquire other critical materials needed for our expansion initiatives. We may also experience volatility and uncertainty in our supply chain resulting from recessions, inflation, tariffs, sanctions, and other restrictive actions by the United States or foreign governments, as well as broader social, political, and economic risks, including acts of war or regional instability. Changes in domestic or foreign policy priorities may further heighten such volatility.

Miner manufacturers have been affected by constrained semiconductor supply—particularly shortages involving the highly specialized ASIC chips used in bitcoin miners—as well as increased labor costs and broader disruptions to global supply chains. These factors have contributed to higher prices for new miners and may continue to do so. Inflationary pressures, combined with supply chain challenges, have increased the cost of goods, services, and personnel, raising both our capital expenditures and operating costs. Until these global pressures ease, we expect to continue incurring elevated costs to obtain and deploy miners, and we may face difficulties securing the materials or pricing necessary to support our growth plans. Adverse macroeconomic, public health, or geopolitical developments may also reduce market confidence in Bitcoin, shift investor preferences toward less volatile assets, and impair our access to capital or other financial markets, potentially increasing our cost of capital. Any of these events could have a material adverse effect on our business, operations, financial results, and the value of the bitcoin we mine.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, financial condition and results of operations.

To maintain and further develop our Bitcoin Mining operations, we must procure mining hardware and other specialized technology. Additionally, the development and potential expansion of our Facilities requires large quantities of construction materials, specialized electricity distribution equipment and other critical components, all of which are in high demand and may be difficult to source. While we proactively procure products and materials from our suppliers in sufficient quantities to facilitate deployment at scale, we cannot predict the effect of the existing or future U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of products and materials we require for our operations, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business, financial condition, and results of operations.

Risks Related to the Price of Bitcoin

Our ability to achieve profitability is largely dependent on the price of bitcoin, which has historically been volatile.

Our ability to achieve and maintain profitability depends significantly on the market price of bitcoin. The price of bitcoin has experienced substantial historical volatility, including its recent decline beginning in October 2025, and may continue to fluctuate widely due to a variety of factors, including the actions of malicious or manipulative actors, perceived or actual scarcity, political or economic developments, regulatory changes, and market speculation that may contribute to “bubble”-type price dynamics. Unlike traditional securities exchanges, which impose rigorous listing standards and maintain extensive oversight of trading activity, many cryptocurrency trading platforms are lightly regulated or unregulated. Markets with less stringent oversight may pose increased risks of fraud, manipulation, and other abusive practices. Any such real or perceived lack of transparency, stability, or oversight could undermine confidence in the integrity of bitcoin markets and adversely affect the price of bitcoin.

As disclosed in Part I, Item 1. “Business” - “Regulatory” of this Annual Report, bitcoin and other crypto asset markets may be subject to increased scrutiny and regulation by the U.S. Congress and governmental agencies. Changes to laws, regulations, or enforcement priorities—whether directed at digital assets, mining operations, trading platforms, or participants—may adversely impact our Bitcoin Mining and related activities.

These regulatory factors and changes to laws, regulations, or enforcement priorities make it difficult to accurately predict the future price of bitcoin and may reduce consumer trust or market acceptance of cryptocurrencies as a means of exchange or store of value. If our assumptions regarding bitcoin’s future price prove incorrect and bitcoin prices are not sufficiently high, revenue from our Bitcoin Mining operations may not exceed our costs, and we may be unable to achieve or sustain profitability. Any such developments could materially and adversely affect our business, financial condition, and results of operations.

Bitcoin market exposure to financially troubled cryptocurrency-related companies may impact our reputation, the price of bitcoin and the profitability of our Bitcoin Mining operations.

The failures of several cryptocurrency platforms and related businesses have had, and may continue to have, adverse effects on the broader digital asset ecosystem. The full extent of these impacts may not yet be known. Bitcoin prices have historically been affected by financial instability, poor business practices, and fraudulent activities involving participants in the wider cryptocurrency market. When investors in cryptocurrency or cryptocurrency-related companies experience financial distress due to price volatility, operational failures, or fraud, such events have resulted in loss of confidence in the digital asset sector, reputational harm to cryptocurrency assets, heightened regulatory and legislative scrutiny, and significant declines in the market value of bitcoin. These adverse effects have previously impacted, and may in the future impact, the profitability of our Bitcoin Mining operations. If bitcoin prices decline materially or if reputational or regulatory pressures intensify within the cryptocurrency market, our business, financial condition, and results of operations could be materially and adversely affected.

Bitcoin and the broader digital asset ecosystem have also been negatively impacted by bankruptcies, restructurings, and forced liquidations of certain cryptocurrency exchanges, lenders, funds, and other market participants, and additional failures or distress events could further depress bitcoin prices or reduce liquidity. Any sustained reduction in the price of bitcoin or market liquidity, or any associated deterioration in sentiment toward the digital asset sector, could adversely affect our reputation, increase our cost of capital, and negatively impact the profitability of our Bitcoin Mining operations.

Bitcoin is subject to “halving” and our Bitcoin Mining operations may generate less revenue as a result.

As disclosed in Part I, Item 1. “Business” of this Annual Report, under the subheading “Halving,” the number of new bitcoin awarded to miners for solving a block is reduced by 50%—a process known as “halving”—at mathematically predetermined intervals. The next halving event is currently expected to occur in mid-2028. Although bitcoin prices have, at times, increased around prior halving events, there is no assurance that future halving events will result in favorable price movements or that any such price increases would be sufficient to offset the reduction in block rewards. If a corresponding and proportionate increase in the market price of bitcoin does not occur following future halving events, the revenue we earn from our Bitcoin Mining operations will decrease. Any such decline in mining revenue could have a material adverse effect on our business, financial condition, and results of operations.

High bitcoin transaction fees may reduce demand for bitcoin and adversely affect our Bitcoin Mining operations and growth prospects.

As block rewards on the Bitcoin blockchain decline over time, transaction fees have become an increasingly important incentive for miners to continue supporting the network. However, elevated transaction fees may limit the adoption of bitcoin as a means of payment by making bitcoin transactions less practical or cost-effective for users. Reduced adoption could decrease demand for bitcoin, negatively impact future bitcoin prices, and increase price volatility. If bitcoin prices do not remain sufficiently high, the revenue we generate from our Bitcoin Mining operations may not exceed our associated costs, which could adversely affect our results of operations and financial condition. In addition, because the market price of our common stock may be linked to the price of bitcoin, any decline in bitcoin demand or market value could materially and adversely affect the trading price of our securities and could impair our ability to raise additional capital to fund our strategic growth initiatives.

Bitcoin faces significant scaling obstacles that can lead to high fees or slow transaction settlement times, which may adversely affect demand for bitcoin and our Bitcoin Mining operations.

Bitcoin, like many other cryptocurrencies, faces significant scaling challenges that may lead to high transaction fees or slow transaction settlement times. The bitcoin network is limited in the number of transactions it can process per second, and efforts to increase throughput—such as increasing block size, implementing alternative scaling mechanisms, or researching techniques like sharding—may not prove effective or may introduce new risks or technical trade-offs. There is no assurance that any proposed or existing scaling solutions will successfully increase transaction capacity or be adopted by network participants. Widespread adoption of bitcoin as a means of payment depends, in part, on the ability of the network to efficiently handle growth in transaction volume. If scaling limitations persist or if technological improvements do not occur on the schedule or scale we anticipate, Bitcoin’s adoption as a payment method may stagnate or decline. Reduced adoption could decrease demand for bitcoin and negatively impact its market price. A decline in bitcoin prices could adversely affect the revenue we generate from our Bitcoin Mining operations and could materially and adversely impact our business, financial condition, results of operations, and the market price of our securities.

Risks Related to our Operations

To remain competitive in the bitcoin sector, we must grow our hash rate at a pace consistent with increases in the global network hash rate and network difficulty, and if we fail to do so, our ability to earn bitcoin rewards will decline.

As adoption of bitcoin has increased, the price of bitcoin has generally appreciated, encouraging additional miners to participate in bitcoin mining, thereby increasing the global network hash rate.

Because a miner’s relative chance of successfully solving a block and earning a new bitcoin reward is generally a function of the ratio the miner’s individual hash rate bears to the global network hash rate, as the global network hash rate increases, a miner must increase its individual hash rate to maintain its chances of earning new bitcoin rewards. In addition, the bitcoin protocol periodically adjusts network difficulty to ensure that blocks continue to be added approximately every ten minutes. As more hash rate is deployed to the network, difficulty increases, requiring miners to deploy even greater computational power to solve blocks. These dynamics create a competitive cycle in which miners must continually add new, increasingly powerful and energy-efficient miners to maintain their competitiveness—often referred to as an “arms race” within the bitcoin mining industry. The supply of high-quality mining machines is limited, as only a small number of manufacturers produce miners capable of meeting industry requirements. As demand for new miners increases, scarcity may drive up prices. In addition, some manufacturers have historically raised miner prices during periods of increased bitcoin market prices, further increasing acquisition costs.

To remain competitive and preserve our ability to earn bitcoin rewards, we must continue to grow our deployed hash rate by acquiring and deploying new miners at a pace consistent with growth in the global network hash rate. If bitcoin prices are not sufficiently high to support ongoing capital investment in miners, or if we are unable to obtain miners in the quantities, quality, or pricing necessary to increase our hash rate, our hash rate may stagnate. Falling behind competitors in hash rate would reduce our chances of earning future bitcoin rewards, which could materially and adversely affect our business, financial condition, and results of operations.

Because our miners are designed specifically to mine bitcoin and may not be readily adaptable to other uses, a sustained decline in bitcoin’s value could adversely affect our business and results of operations.

We have invested substantial capital in acquiring miners that use ASICs designed exclusively to mine bitcoin and other cryptocurrencies that utilize the 256-bit secure hashing algorithm (“SHA-256”). Our Bitcoin Mining operations therefore depend primarily on our ability to use these miners to mine bitcoin and generate revenue based on the market value of the bitcoin we earn. If the value of bitcoin declines and does not recover, the revenue generated from our Bitcoin Mining operations would decline accordingly. Because our miners are highly specialized, we may be unable to successfully repurpose them for alternative uses in a timely or cost-effective manner, if at all. Similarly, if the bitcoin protocol were to discontinue use of the SHA-256 algorithm, our existing miners could become obsolete. Any sustained decline in the value of bitcoin, or any inability to repurpose or redeploy our miners, could materially and adversely affect our business, financial condition, and results of operations, and could raise substantial doubt about our ability to continue as a going concern.

Our reliance on third-party miners may expose us to operations to increased risk of design flaws.

The performance and reliability of the miners and related technology we use are critical to our operations and reputation. We currently deploy Bitmain Technologies Limited (“Bitmain”) Antminer, and MicroBT WhatsMiner type miners. Any defect, design flaw, or performance issue in these miners—such as flaws in the ASIC chips they employ—could materially disrupt our mining activities. Because a substantial portion of our fleet relies on machines produced by a limited number of manufacturers, any exploitable weakness, firmware vulnerability, or systemic flaw affecting a particular model or manufacturer could impair a significant percentage, or potentially all, of our deployed miners. We have experienced, and may continue to experience, software and firmware complications associated with adapting these miners for use in our immersion-cooled infrastructure. Such issues may delay or limit the anticipated efficiency benefits of immersion-cooled mining and may result in operational disruptions or reduced mining output. Any significant system error, operational failure, or interruption in our mining activities could result in lower bitcoin yields, increased downtime, financial losses, and reputational harm. If defects, vulnerabilities, or failures in miners supplied by Bitmain, MicroBT, or other third-party manufacturers adversely affect our mining fleet, our business, financial condition, results of operations, and the market price of our securities could be materially and adversely impacted.

Our reliance primarily on immersion-cooling exposes us to additional operational and performance risks.

We are increasingly dependent on immersion-cooling technology for our Bitcoin Mining operations, to a large extent at the Rockdale Facility, and exclusively at the Corsicana Facility. Immersion-cooling is an emerging technology within the bitcoin mining industry and has not yet been widely deployed at the scale at which we are implementing it. As a result, there is uncertainty regarding the long-term performance, reliability, and efficiency of immersion-cooling systems at large scale. If immersion-cooling does not perform as expected, we may be unable to achieve anticipated improvements in miner performance or overall hash rate efficiency. Cooling infrastructure for bitcoin mining—whether immersion-cooled or air-cooled—continues to evolve. Effective cooling is essential to achieving optimal hash rate performance, particularly in high-temperature environments such as the State of Texas. Any underperformance or failure in our cooling systems could reduce miner efficiency, limit hash rate output, and adversely affect our Bitcoin Mining operations.

Both our immersion-cooling and air-cooling systems require substantial volumes of water to support the thermal management of our miners. If we are unable to secure adequate water supplies or lose access to required water due to regulatory, environmental, operational, or third-party constraints, our ability to operate our facilities efficiently could be significantly impaired. Any inability to maintain effective cooling performance or ensure reliable water access could materially and adversely affect our business, financial condition, results of operations, and the market price of our securities.

Our revenue generation is subject to risks applicable to our mining pool, including risks outside of our control.

We participate in a “Full-Pay-Per-Share” mining pool, which calculates bitcoin payouts primarily based on the proportion of hash rate we contribute to the mining pool as a percentage of total network hash rate, along with other inputs. A significant portion of our revenue is derived from participation in this mining pool, representing approximately 89.0% and 85.2% of our total revenue for the years ended December 31, 2025 and 2024, respectively. We own all of our miners and accompanying infrastructure, and the only connection between our assets and our mining pool is that the total hash rate capacity of our miners is currently allocated to our mining pool, which we are free to change at any time, in our discretion. Further, the mining pool in which we participate, like most mining pools, is decentralized and has protections in place to prevent malicious actors or technical errors from affecting the pool’s ability to operate; however, these protections are not foolproof, and we may lose access to the mining pool, perhaps permanently. Because of the monitoring systems we have in place, we would become aware within minutes if our mining pool were to suffer downtime or cease to exist altogether, and we would expect to be able to resume mining without a mining pool within minutes, or redirect our hash rate to another mining pool, within an hour of the downtime event. Historically, self-mining without a pool has resulted in greater revenue volatility and may produce lower overall bitcoin rewards than pooled mining. If we are required to self-mine or transition to another mining pool under unfavorable conditions, our Bitcoin Mining revenue may decline—possibly materially—and become less predictable. Any unanticipated disruption or loss of access to our mining pool, or any inability to promptly and effectively diversify our mining methods, could adversely affect our business, financial condition, and results of operations.

Our use of third-party mining pools exposes us to certain risks.

We receive bitcoin rewards from our mining activities through participation in third-party mining pools. Mining pools allow participants to combine their processing power, and provide payouts to participants based on their contributed hash rate under the mining pool’s payout methodology. After deducting any applicable pool fees, the pool operator distributes bitcoin proportionally based on our contribution to the pool’s overall mining power, which may occur regardless of whether the mining pool successfully solves a block during a given period. Our ability to generate Bitcoin Mining revenue therefore depends in part on the continued stability and accuracy of the mining pools we utilize. If the pool operator’s system suffer downtime due to a cyber-attack, software malfunction, operational failure, or other disruption, our ability to mine and receive rewards may be negatively affected, particularly if we are unable to transition promptly to another pool or to self-mining without a pool. Additionally, there is a risk that the mining pool operator could fail to accurately record the total processing power provided to the pool for a given bitcoin mining application, which would inhibit our ability to verify our proportion of the pool’s total processing power. While we monitor our hash rate and the pool’s total hash rate internally, mining pool operators maintain their own systems to track contributions and calculate payouts. If a pool operator inaccurately records our hash rate contribution or otherwise fails to allocate rewards proportionately, our receipt of accurate and complete rewards may be impaired. Our ability to dispute or recover losses from inaccurate payouts may be limited. If we are unable to consistently obtain accurate and timely rewards from third-party mining pool operators, we may reconsider participation in a particular pool or mining pools generally. Any such change could increase the volatility of our mining returns and adversely affect our business, financial condition, and results of operations.

We may not be able to realize the benefits of forks.

The Bitcoin blockchain is subject to modification based on a consensus of the users on its network. When a significant minority of users on the network agree to a modification that is not compatible with the prior network protocol, a “fork” of the network results, with one prong running the pre-modified protocol and the other running the modified protocol. The effect of such a fork would be the existence of two “versions” of the blockchain running in parallel that are not interchangeable, which requires exchange-type transactions to convert between the two forks. Additionally, it may be unclear following a fork which of the two protocols represents the original and which is the new protocol. Different metrics adopted by industry participants to determine which is the original asset following a fork in the Bitcoin blockchain may include: referring to the blockchain with the greatest network hash rate, or to the “length” of blockchain (i.e., the time between the first transaction recorded in the blockchain’s distributed ledger and the date of the most recent transaction). Accordingly, it is possible that a fork may occur on the Bitcoin blockchain that results in an asset different from our current bitcoin holdings, or a protocol different from SHA-256 (which our miners are specifically designed to operate), gaining predominance, and the value of our bitcoin assets may suffer, or we may not be able to adapt our miners to the new protocol. As a result, we may not realize any economic benefit from a fork in the Bitcoin blockchain, either immediately or at all, and any such fork could adversely affect the value of our bitcoin holdings, the effectiveness of our mining fleet, and investment in our securities.

We may be exposed to potential liability from claims relating to intellectual property rights.

We may become the subject of third-party intellectual property right infringement claims relating to our own systems and/or the use of third-party equipment and systems. For example, as further described in Note 17. Commitments and Contingencies to our Consolidated Financial Statements, Green Revolution Cooling, Inc. (“GRC”) has alleged that the immersion cooling systems we use, which were purchased from Midas Immersion Cooling, LLC and Hash House Tech, Inc., infringe on certain of GRC’s patents. While we rely on the representations and warranties of third-party vendors, such as Midas Immersion Cooling, LLC, it is not possible to avoid all potential claims of infringement of third-party intellectual property rights. If such claims are successful, we may be required to pay royalties or be ordered to cease using technologies found to be infringing on such third-party rights altogether. Additionally, such legal action could cause the diversion of time, energy, and resources away from our operations and toward defending against such actions. Adverse outcomes in these matters could require us to redesign or replace affected systems, obtain licenses on unfavorable terms, or write off certain assets, and could result in significant damage, settlements, or injunctive relief, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to counterparty risks, including risks and uncertainties relating to our Custodians.

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

While we believe that each of the NYDIG Custodial Agreement and Coinbase Prime Broker Agreement provide our business with reasonable protections for our operations and the safe storage of our digital assets, we make no assurances that storing our digital assets with either Custodian is free from risk. To the best of our knowledge, each Custodian safely stores our digital assets in segregated accounts as represented in the NYDIG Custodial Agreement and Coinbase Prime Broker Agreement; however, if a Custodian were to be in breach of its agreement, our digital assets could be compromised. Similarly, if a Custodian were to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of our assets, though kept in segregated accounts, would be delayed or unrecoverable. Applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodied bitcoin were considered to be the property of a Custodian’s estate in the event that such Custodian were to enter bankruptcy, receivership or similar insolvency proceedings, there is a risk that we could be treated as a general unsecured creditor of such custodian, inhibiting our ability to access our bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a Custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the Custodian during the pendency of the insolvency proceedings. A delay in our ability to access our bitcoin could result in the loss of the value related to some or all of our bitcoin and could have a material adverse effect on our financial condition and the market price of our common stock. We also do not have a readily available additional backup custodian at this time, so if NYDIG or Coinbase were to cease operations, declare insolvency or file for bankruptcy, we would need to self-custody the applicable digital assets using cold storage until we could contract with another adequate custodian for the safe storage of our assets which may have a disruptive effect on our business. In the meantime, our mined bitcoin would continue to aggregate in our proprietary wallet until we found another suitable cold storage custodian.

Our limited rights of legal recourse and our lack of insurance protection over our bitcoin expose us and our stockholders to the risk of loss of our bitcoin for which there may be no adequate remedy.

While we rely on well-known U.S.-based third-party digital asset-focused custodians to safeguard our bitcoin, our bitcoin is not insured by us, including not being subject to Federal Deposit Insurance Corporation or Securities Investor Protection Corporation protection. Accordingly, if our bitcoin is lost, stolen or destroyed under circumstances rendering a party liable to us, our loss could be significant and the party responsible may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to responsible third parties~~,~~  such as a Custodian, or in other instances, a thief, terrorist or others, any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim. We believe each Custodian maintains limited insurance policies covering the pool of digital assets it custodies against certain events of loss, such as theft. NYDIG and Coinbase custody the digital assets of hundreds of parties, worth billions of U.S. dollars, and any insurance coverage held by any of these Custodians is likely significantly less than the total value of the custodied digital assets of their customers. Any insurance proceeds received by a Custodian in response to a loss would likely be shared by the Custodian with us and other affected parties, rendering any amount we would receive significantly less than the value of our lost custodied assets. Furthermore, any insurance held by the Custodians may be terminated without notice to us. Any loss of insurance coverage would impede our ability to be compensated for our losses. Therefore, a loss may be suffered with respect to our bitcoin for which there may be no recourse or adequate remedy, which could have a material adverse effect on our results of operations and financial condition and, consequently, an investment in our securities.

Cyber-attacks, data breaches, or malware may disrupt our operations and expose us to significant liability, which could harm our operating results, financial condition, and reputation.

As a publicly traded company, we are regularly subject to cyber-attacks, including phishing attempts and other efforts to gain unauthorized access to our systems. We expect these attempts to continue, and their volume and sophistication may increase as malicious actors deploy enhanced capabilities, including AI-driven tools. Cybersecurity incidents could result in loss or theft of our bitcoin or other sensitive data, disrupt our operations, or otherwise adversely affect our business. As we grow in size and visibility, we may become a more attractive target for hackers, malware, cyber-attacks, or other security threats. Although we implement strict security measures, conduct frequent security audits, and provide cybersecurity training to our employees, no system or process can eliminate all vulnerabilities. For instance, we may not be able to ensure the adequacy of the security measures employed by third parties, such as our service providers. We also rely on the security measures of third-party service providers, including our digital-asset custodians, and we may have limited ability to ensure their effectiveness. If a third-party custodian experiences a security breach or cyber-attack that results in unauthorized access to or loss of our bitcoin, we could lose some or all of our digital assets, which would materially and adversely affect our financial condition and results of operations.

Cyber-attacks or other security incidents, whether arising from vulnerabilities in our systems or those of third parties, could result in operational disruption, loss of assets, theft or misuse of sensitive information, significant remediation costs, and diversion of management attention. They could also subject us to liability to customers, suppliers, business partners, or other stakeholders; lead to regulatory inquiries or legal proceedings; and damage our reputation. To date, we have not experienced a material cyber-incident. However, we continue to encounter ongoing cyber-attacks and cannot guarantee that future incidents will not occur. Any such event could materially and adversely affect our business, operating results, financial condition, and the market price of our securities.

Incorrect or fraudulent bitcoin transactions may be irreversible, and we could lose access to our bitcoin.

Bitcoin transactions generally cannot be reversed without the consent and active participation of the recipient. Because the Bitcoin blockchain is decentralized, once a transaction has been verified and included in a block, any erroneous transfer or theft is typically permanent, and we may have limited or no recourse to recover the transferred bitcoin. It is possible that, through error, theft, or criminal activity, our bitcoin rewards could be transferred in incorrect amounts or sent to unauthorized or inaccessible accounts. Although law-enforcement agencies have, in some cases, successfully pursued individuals involved in laundering stolen bitcoin, the stolen assets themselves are often not recoverable. Furthermore, we utilize a third-party custodian for our bitcoin and therefore do not maintain our own private keys. If our custodian experiences a security breach, operational failure, or loss of access to our digital wallet, or if a malicious actor prevents our custodian from accessing the wallet, we may be permanently denied access to the bitcoin held in that wallet. Though we have taken and continue to take reasonable steps to secure our data and to store our bitcoin, any data loss, corruption, or system failure affecting our custodian, or affecting us directly, could similarly result in irreversible loss of our bitcoin. In addition, we have historically been unable to obtain insurance coverage for our bitcoin assets. As a result, any loss arising from error, theft, fraud, or loss of access to private keys may not be recoverable. Any such event could have a material adverse effect on our business, financial condition, and results of operations.

Our business could be harmed by prolonged power and internet outages, shortages, or capacity constraints.

Our Bitcoin Mining and data center operations require significant and continuous access to reliable electrical power and high-speed internet connectivity. Any prolonged interruption, shortage, curtailment, or capacity constraint affecting our power supply or internet access, whether due to equipment failure, weather events, grid instability, utility curtailments, regulatory actions, or other causes, could require us to reduce or suspend our operations. Any such disruption could materially and adversely affect our ability to mine bitcoin, provide data center services, generate revenue, and achieve expected returns on our infrastructure investments. If this occurs, our business and results of operations and financial condition may be materially and adversely affected.

We are subject to risks associated with our need for significant electrical power.

Our operations require significant amounts of electrical power, and we expect our power needs to continue to grow as we develop our Facilities. Fluctuations in the price of electricity, or increases in the cost of securing additional capacity to support our expansion, may reduce our profitability. If we are unable to obtain sufficient electrical power on a cost-effective basis, we may be unable to realize the anticipated benefits of our capital investments or achieve our operational objectives.

Our operations are also vulnerable to prolonged power outages or other disruptions in the supply of electricity. Although certain critical functions of the Rockdale Facility can be supported temporarily by backup generators, it is neither feasible nor cost-effective to operate our miners on backup power for extended periods. As a result, we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. Any such interruption in power availability or increase in power costs could materially and adversely affect our business, financial condition, and results of operations.

Our access to power is dependent on our electrical distribution provider, grid operator and regulator, which collectively manage whether our operations are performing in accordance with market rules, requirements and regulations, and any adverse determination or action by any such entity may have a material adverse effect on our financial condition, results of operations and cash flows.

The Public Utility Commission of Texas (“PUCT”), ERCOT, and Oncor Electric Delivery Company (“Oncor”) collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas; MISO oversees our power supply in Kentucky. In recent years, regulatory scrutiny on bitcoin mining facilities and their energy consumption has intensified as the industry has grown. In April 2022, ERCOT established a task force to review the participation of large flexible loads, including bitcoin mining facilities and data centers, in the ERCOT market. This task force is tasked with developing policy recommendations for ERCOT concerning network planning, market operations, and the interconnection processes for large flexible loads.

As the grid operator, ERCOT is responsible for monitoring and testing market participants, including the Rockdale Facility and the Corsicana Facility, to assess their impact on grid reliability. We are periodically tested and monitored and have experienced curtailment of power through this testing process based on instructions we receive from Oncor and ERCOT. During this process, ERCOT may determine that our data centers’ substantial power usage negatively affects grid reliability. If so, ERCOT could issue a curtailment order, requiring us to reduce or cease our power use immediately. Consequently, our power supply in Texas could be partially or fully curtailed. If we cannot secure adequate electrical power, we may be forced to reduce or shut down our operations, which would have a material adverse effect on our business, prospects, financial condition, and operating results and, consequently, an investment in our securities.

Certain natural disasters, external events, mechanical failures, cyber incidents, and evolving climate, energy and Environmental, Social and Governance (“ESG”) requirements could adversely affect our business, financial condition, results of operations, cash flows, and prospects.

We may be impacted by natural disasters, wars, terrorism, pandemics/epidemics, health epidemics, weather conditions, the long-term effects of climate change, mechanical failure, human error, physical or electronic security breaches, power outages and telecommunications failures, cyber incidents (including computer viruses, ransomware, denial-of-service attacks, and phishing schemes), sabotage, vandalism, or other events outside of our control. For example, we voluntarily halted operations at the Rockdale Facility during the severe winter storms in the first quarter of 2022 and 2021 that had a widespread impact on utilities and transportation. Additionally, as previously disclosed, we sustained damage to the Rockdale Facility’s infrastructure during the severe winter storms affecting Texas in December 2022, which caused miners to be offline and impacted approximately 2.5 EH/s of our hash rate capacity. In the future, regulators or power providers may, under new or revised rules, require us to power down our Facilities during such events. Our systems and facilities may also be susceptible to damage, interference, or interruption from modifications or upgrades, power loss, and other operational issues. If major disasters such as earthquakes, floods, hurricanes, or other climate-related events occur, the Rockdale Facility, the Corsicana Facility, the Kentucky Facility, or our other offices and data or network infrastructure are severely damaged, or our information system or communications break down or operate improperly, our operations may be interrupted. We may incur expenses or delays relating to such events outside of our control, which may not be covered by insurance, and such events could have a material adverse impact on our business, operating results and financial condition.

In addition, evolving climate-related legislation and regulation, energy disclosure and use mandates, and increasing stakeholder expectations regarding ESG practices may impose significant costs or constraints on us and our suppliers. These may include increased energy and capital expenditures, environmental monitoring and reporting, assurance and internal controls over climate data, and other compliance costs. Investor advocacy groups, certain institutional investors, investment funds, and other influential stakeholders are increasingly focused on ESG practices and may place greater emphasis on non-financial impacts of their investments. Heightened public awareness and scrutiny of environmental risks, including global climate change, may also divert management time and resources toward responding to such scrutiny and engaging with stakeholders.

Additionally, the physical risks of climate change may affect the availability and cost of materials and natural resources, sources and supply of energy, and demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including costs to repair extreme-weather damage or to retrofit facilities. Changes in environmental laws, regulations, or industry standards, or disruption from the physical impacts of climate change, could negatively impact our business, capital expenditures, results of operations, financial condition, and competitive position. Even absent new regulations, adverse publicity or increased scrutiny regarding climate or energy impacts of our industry could harm our reputation. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, cash flows, and prospects.

Risks Related to Governmental Regulation and Enforcement

Changing environmental regulation and public energy policy may expose our business to new risks.

Our Bitcoin Mining operations require substantial electrical power and can only be successful if the costs of that power, together with our operations costs, remain lower than the revenue generated by our operations. Our expansion plans for the Rockdale Facility and the Corsicana Facility depend, in part, on our understanding of current federal, state, and local environmental and energy policies, including those applicable in the States of Texas and Kentucky. If new regulations are enacted, or if existing regulations are modified, the assumptions underlying our strategic initiatives may prove inaccurate, and we may incur additional costs to adapt our operations, if we are able to adapt at all.

There is ongoing regulatory uncertainty in the United States regarding climate and energy policy. Because Bitcoin Mining and data centers require substantial energy, the industries may become the target of future climate-related or energy-use regulations. New or revised legislation or regulation could impose significant costs on us or our suppliers, including increased energy-efficiency requirements, capital investment in alternative technologies, enhanced environmental monitoring and reporting obligations, or changes in the availability or cost of electrical power. Any such regulations could also impair our ability to compete with companies operating in jurisdictions with less restrictive environmental or energy policies.

In Texas, we participate in energy demand-response programs that allow us to curtail operations and return capacity to the electrical grid during certain conditions, including extreme weather events. By curtailing, we then receive funds to offset foregone operational revenue when necessary. These programs can reduce our operational output and may increase our exposure to regulatory oversight of our energy usage. Additionally, bitcoin miners operating in Texas, including us, received a mandatory survey from the EIA requesting detailed information regarding electricity consumption and operations for January 2024. It is possible that information collected through such surveys could be used to produce reports critical of the industry’s energy usage, potentially prompting negative public sentiment or additional legislative or regulatory action directed at our operations. Any such actions could increase our operating costs or make it more difficult to operate at our current locations.

Given the political significance of climate-change policy and the uncertainty surrounding environmental and energy-use regulation, we cannot predict how future legislation or regulatory developments at the federal level or in the States of Texas or Kentucky may affect our operations, financial condition, or results of operations. Moreover, even in the absence of new regulations, increased public scrutiny or negative publicity regarding the environmental impact of Bitcoin Mining could harm our reputation. Any of these factors could have a material adverse effect on our business and financial condition.

The compliance costs of responding to new and changing regulations could adversely affect our operations at the Facilities.

We, as well as the providers from whom we purchase electricity, are subject to extensive federal, state, local, and international environmental laws and regulations, including those governing the generation, storage, handling, and disposal of hazardous substances and waste. Certain of those laws impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of materials such as petroleum fuel for emergency generators, batteries, cleaning solutions, and other substances that may be classified as hazardous, which could increase our exposure to regulatory risk.

Electricity costs may also be affected by existing or new regulations relating to greenhouse gas emissions, whether such regulations apply broadly to all electricity consumers or specifically target energy-intensive industries such as bitcoin mining and data centers. These regulatory developments could arise at the federal level or in the states where we operate, including Texas and Kentucky. There has been interest in the U.S. federal government and in the state governments of Texas and Kentucky in addressing climate change, including through regulation of bitcoin mining. Recent policy discussions at both the federal and state levels have included proposals such as carbon taxes, energy-consumption disclosure requirements, greenhouse-gas emissions limits, and energy-use restrictions specific to bitcoin mining. While Texas has historically maintained some degree of energy policy independence from the federal government, the direction and impact of future legislation and regulation on our Rockdale and Corsicana Facilities remain uncertain. Changes in environmental or energy regulations could impose significant compliance costs on us or our electricity providers, alter the availability or price of power, or otherwise adversely affect our operations. Any increase in compliance obligations or operational restrictions resulting from new or amended regulations could materially and adversely affect our business, financial condition, and results of operations.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

As cryptocurrencies have grown in popularity and market capitalization, governments around the world have taken widely differing approaches to their regulation. Some jurisdictions have prohibited the use or exchange of cryptocurrencies entirely, while others permit their use or trading with minimal or no restrictions. In the United States, the mining, ownership, and exchange of cryptocurrencies are subject to extensive, and in some cases overlapping, unclear, and evolving, regulatory requirements at the federal and state levels.

In January 2025, the U.S. President issued an executive order forming a presidential working group to establish a clear regulatory framework for digital assets, and leaders in both houses of the U.S. Congress have announced a bicameral working group with the objective of passing legislation to provide regulatory clarity for the industry. Committees in both houses of the U.S. Congress have conducted hearings to ensure fair access to financial services, including for companies operating in the digital asset space. Additionally, in March 2025, the U.S. established the U.S. Bitcoin Strategic Reserve, which is reported to hold the largest bitcoin reserve in the world, and at least twelve states have introduced legislation to create strategic bitcoin reserves. Notably, in June 2025, the Governor of the State of Texas signed into law the Texas Strategic Bitcoin Reserve and Investment Act, making Texas the first state to formally establish such a reserve. In January 2026, new legislation was filed in Texas to expand the reserve’s scope to include other major digital assets.

Although these developments may appear favorable and may suggest a trend toward regulatory clarity, the ultimate direction, scope, and impact of digital-asset-related legislation and regulation remain uncertain. Future regulatory actions could materially affect the use, transfer, custody, mining, or classification of bitcoin and other digital assets. Such changes could, among other things, impose new licensing, reporting, or compliance obligations; restrict or prohibit certain activities; or otherwise adversely affect our business model.

Our expanding data center operations, including those supporting AI and HPC applications, may also be subject to new or evolving regulatory frameworks.

Data centers are increasingly scrutinized by federal, state, and local authorities due to concerns regarding energy consumption, land use, carbon emissions, water usage, environmental impacts, data-sovereignty considerations, and national-security-related issues. Regulators may impose new permitting requirements, energy-efficiency standards, carbon-reduction mandates, sustainability reporting rules, or operational restrictions specific to data centers, AI infrastructure, or high-density compute environments. Such regulations, particularly at the federal level or in the States of Texas and Kentucky, where our facilities operate, could increase our capital expenditures, delay development timelines, limit expansion opportunities, or require costly modifications to existing infrastructure. Any restrictions or new policy initiatives targeting large-scale compute operations, including those supporting AI/HPC workloads, could adversely affect our data center business or limit the economic viability of our strategic diversification initiatives. Given the evolving nature of digital asset and data-center regulation, and the difficulty of predicting the outcomes of ongoing or future governmental actions, we cannot assure you that future regulatory or legislative developments will not have a material adverse effect on our business, prospects, financial condition, or operations.

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

Bitcoin, bitcoin mining, and cryptocurrencies generally are permitted or tolerated in some jurisdictions, restricted in others, and outright banned in several countries. It is possible that federal, state, or local regulators in the United States could adopt laws, regulations, or policy actions that impose significant restrictions on, or fully prohibit, bitcoin mining or related activities. Any such action could make it impossible or impractical for us to continue operating our mining facilities without relocating our operations, which would be costly, time-consuming, and uncertain. Although bitcoin activities in the United States are currently subject to a patchwork of evolving and sometimes overlapping regulatory requirements, regulators could take new or intensified actions that severely limit or prohibit the ability to mine, acquire, own, hold, sell, transfer, or use bitcoin or other cryptocurrencies, or to exchange them for fiat currencies such as the U.S. dollar. Restrictions of this nature could materially reduce the utility, acceptance, and market value of bitcoin. Because the widespread use of bitcoin as a means of exchange remains limited globally, restrictive regulatory actions in key jurisdictions could have an outsized impact on its price and adoption. Any prohibition or material restriction on bitcoin mining, ownership, or use could result in a significant decline in the value of the bitcoin we mine or hold and could materially and adversely affect our business, prospects, financial condition, and results of operations. Such developments could also negatively impact the market price of our securities and harm investors.

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

Bitcoin is subject to price volatility resulting from financial instability, poor business practices, fraudulent activities of players in the market, and other factors outside of our control. Such factors may cause a decline in the price of bitcoin, which may also affect the trading price of our shares of common stock.

We have issued, and may continue to issue, new shares of our common stock, which has a dilutive effect on existing stockholders.

We have primarily financed our strategic growth through at-the-market (“ATM”) offerings and other issuances of our common stock. Our ATM programs allow us to raise capital as needed by selling newly issued shares into the existing trading market at prevailing market prices. We expect to continue using ATM offerings and other equity issuances to fund development plans, support capital-intensive expansion initiatives, and pursue strategic growth opportunities. However, the issuance of additional shares of our common stock dilutes the ownership interests of existing stockholders, and future equity sales could further dilute existing holdings and reduce the market price of our common stock. Any such dilution may adversely affect the value of an investment in our securities.

We have a classified Board, which could limit stockholders’ ability to influence our directors’ decision-making.

Our Bylaws provide for a classified Board of Directors divided into three classes, with each class serving staggered three-year terms. As a result, approximately one-third of the Board stands for election at each annual meeting of stockholders. We believe this structure promoted continuity and stability in leadership and corporate strategy by ensuring that, at any given time, a majority of our directors had prior experience with our Company and familiarity with our operations, thereby supporting long-term planning and stockholder value creation. However, the classified board structure may also reduce stockholders’ ability to influence the composition of our Board. For example, a stockholder or group seeking to obtain control of our Board would generally be unable to replace a majority of directors until at least the second annual meeting following the acquisition of a majority of our outstanding voting stock. This structure may also discourage proxy contests, tender offers, or other attempts to effect a change in control, as it makes it more difficult and time-consuming for stockholders to replace a majority of our directors. Accordingly, the classified board structure may have the effect of delaying, deterring, or preventing a change in control that some stockholders may view as beneficial, and could limit the ability of stockholders to influence our strategic direction.

At our 2025 annual meeting of stockholders, our stockholders approved a proposal to declassify our Board. In response to this vote, the Board expects to implement a declassification of the Board prior to the 2026 annual meeting of the stockholders.

Article X of our Bylaws designates the courts of the State of Nevada as the exclusive forum for certain types of actions and proceedings initiated by our stockholders, which may limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees, or agents.

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

By its terms, the forum selection clause in our Bylaws applies to the fullest extent permitted by law, and, as such, should not be interpreted as precluding our stockholders from bringing claims under the Exchange Act in the appropriate federal court with jurisdiction over such claims, or any other claim for which the federal courts of the United States have exclusive jurisdiction.

We believe this provision promotes the orderly, efficient, and cost-effective resolution of disputes by concentrating certain types of litigation in courts familiar with Nevada corporate law. However, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or our directors, officers, employees, or agents, and may discourage such actions altogether.

Although the Nevada Revised Statutes permit us to include this clause in our Bylaws, a court could determine that the provision is inapplicable or unenforceable with respect to one or more types of claims. If this occurs, we could incur additional costs associated with litigating claims in multiple jurisdictions or in forums we did not select, which could adversely affect our business, financial condition, or results of operations.

Nevada law contains provisions that could discourage, delay or prevent a change in control of our Company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Certain provisions of Nevada law may have the effect of discouraging, delaying, or preventing a change in control of our Company that stockholders may consider favorable. These provisions could also prevent or impede attempts by stockholders to replace or remove members of our management or Board of Directors. We have not opted out of these statutory provisions in our Bylaws, as permitted under the Nevada Revised Statutes, and therefore remain fully subject to them.

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

We currently intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired or at a price equal to or greater than the price at which they purchased their shares.

If we are unable to maintain an effective system of internal control over financial reporting and disclosure controls, we may fail to produce timely and accurate financial statements.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While we have identified material weaknesses in our internal control over financial reporting in the past, as of December 31, 2025, we concluded that our internal control over financial reporting contained no material weaknesses, and our management continues to implement measures designed to ensure controls are designed, implemented, and operating effectively.

While our management frequently reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives at all times. Ineffective internal control over financial reporting and disclosure controls could cause us to fail to meet our periodic reporting obligations and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We conduct risk assessments to evaluate the effectiveness of our systems and processes in addressing threats and to identify opportunities for enhancements. Additionally, we conduct privacy and cybersecurity reviews, as well as annual employee training, and monitor emerging laws and regulations related to information security and data protection. We utilize third-party tools and techniques to test and enhance our security controls, perform annual cybersecurity framework assessments, conduct ongoing penetration testing of our systems, and benchmark against industry practices. Our internal audit function provides independent assessments of the overall operation of our cybersecurity program and the supporting frameworks.

In support of our risk management program, we have adopted an Information Security Policy (the “Info-Sec Policy”) and an Incident Response Plan (the “Response Plan”) that establish administrative, physical, and technical controls and procedures to protect the integrity, confidentiality, and accessibility of sensitive data that may exist throughout the Company as well as processes to assess, identify, manage, and report cybersecurity risks and incidents. Our Info-Sec Policy applies to all persons working for the Company, as well as any third parties working with us in any capacity. Violation of our Info-Sec Policy may result in revocation of access privileges, and disciplinary action up to and including termination of employment or of service relationships for third parties.

Our cybersecurity team evaluates third-party vendors for compliance with our internal Info-Sec Policy in order to help us assess potential risks associated with their security controls. We also generally require third parties to, among other things, maintain security controls to protect our confidential information or data, and to notify us promptly, but in any case, no later than twenty-four (24) hours after the occurrence of any data breach or cybersecurity incident that may impact our data. After coordinating a response to any third-party cybersecurity incident, the incident response team reviews the service provider’s compliance with the privacy and data security requirements of our Info-Sec Policy, obtains written assurance of corrective actions, as appropriate, and considers whether additional measures need to be taken to protect the Company.

Our cybersecurity team engages and utilizes third-party services as it monitors and actively responds to cybersecurity threats. We utilize an Endpoint Detection and Response (EDR) platform, an anti-virus application, through which incoming electronic communications are filtered, and an email security platform which seeks out identifiers in communications that disguise, impersonate, or otherwise misrepresent the source of the communication. Any such communications are then subject to quarantine or removal depending on the severity of the issue. Additionally, we use a Security Information and Event Management (SIEM) system, which allows us to store logs off the system of record to prevent log tampering and provides the cybersecurity team functionality to build alerts on specific use cases that are important and unique to our business. We also implement robust network security protections and enterprise hardware for firewalls to safeguard our infrastructure against unauthorized access and cyber threats. Our strategy for 2026 includes leveraging AI and machine learning for enhanced threat detection and response, adopting a

Zero Trust architecture, and using quantum-resistant encryption methods for data protection. We also focus on ransomware defense, regular backup and recovery processes, and continuous employee training and awareness programs. Additionally, we ensure compliance with the latest regulations, participate in threat intelligence sharing, and explore emerging technologies like post-quantum cryptography and blockchain security. If our applications fail or our software does not successfully block malicious electronic communications, employees are required to notify an immediate supervisor or the cybersecurity team promptly, but in no circumstances later than twenty-four (24) hours after such occurrence.

Our Board has ultimate oversight of our strategic and business risk management and, as such, has oversight responsibilities for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. The Board has delegated to the Audit Committee oversight of our cybersecurity risk policies, practices and procedures. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing and updating processes to ensure such potential risks are monitored, implementing appropriate mitigation measures, and providing regular reports on cybersecurity trends and risks, and should they arise, any material incidents, to our Board.

Our Chief Operating Officer is responsible for our cybersecurity program. The Company has engaged a virtual Chief Information Security Officer (the “vCISO”) provider to serve as a member of our cybersecurity team and lead our incident response team. Our Senior Vice President of Operations oversees our cybersecurity team, which includes the vCISO who guides our incident response team. The incident response team is comprised of members from across our organization, including cybersecurity, IT support, mining operations, software engineering, compliance and legal, as well as contractors and other partners, as they support our cybersecurity functions. Our vCISO is a best-in-class managed security service provider with cumulative 150+ years of expertise in cybersecurity and IT solutions.

The Response Plan, developed by management, the vCISO, our cybersecurity team, and our IT support team, serves as a Company-wide guide to facilitate coordinated, prompt, and systematic responses to any cybersecurity incidents and utilizes four interconnecting phases: (1) Preparation; (2) Detection and Analysis; (3) Containment, Eradication, and Recovery; and (4) Post-Incident Activity.

Upon detection of a cybersecurity incident and initial intake and validation by our cybersecurity team, our incident response team triages and evaluates the cybersecurity incident, and, depending on the severity, escalates the incident to management and a cross-functional working group. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to executive management. Determination of what resources are needed to address the incident, prioritizing response activities, forming action plans, and notification of external parties as needed are then undertaken by executive management and the cross-functional working group, led by our Senior Vice President of Operations in coordination with our vCISO and cybersecurity team. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our executive management makes the final materiality and disclosure determinations, among other compliance decisions.

During 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not be successful in eliminating all risks from cybersecurity threats and can provide no assurance that undetected cybersecurity incidents have not occurred. See Part I, Item 1A. “Risk Factors” of this Annual Report for more information regarding the cybersecurity risks we face.

ITEM 2.  PROPERTIES

Property Owned

As of December 31, 2025, we owned the Rockdale Facility, the land upon which the Rockdale Facility is built, the Corsicana Facility, the land upon which the Corsicana Facility is built, and land and a data center in Kentucky. All owned facilities are utilized by our Bitcoin Mining segment.

Leased Property

As of December 31, 2025, we leased: various corporate offices utilized by our Bitcoin Mining and Engineering segments; manufacturing facilities in Denver, Colorado and Houston, Texas utilized by our Engineering segment; and a data center and certain equipment in Kentucky utilized by our Bitcoin Mining segment.

In our opinion our Facilities are suitable and adequate for their intended purposes, are well-maintained and generally in regular use and have capacities adequate for current and projected needs. There are no material encumbrances on any of our owned Facilities.

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

Holders of our Common Stock

As of February 26, 2026, there were approximately 1,945 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph shows a comparison over a five-year period from December 31, 2020 through December 31, 2025, of the cumulative total return on (a) our common stock (RIOT), (b) the RUSSELL 3000 Index (“RUSSELL 3000”), and (c) our self-constructed Peer Group Index, assuming an aggregate initial investment of $100 in each as of market close on December 31, 2020 (and weighted based on the market capitalization of each peer in the Peer Group Index as of the market close on December 31, 2020), including reinvestments of any dividends. Such returns are based on historical results and are not intended to suggest future performance. Historically, we have not declared or paid cash dividends on our common stock.

Our self-constructed Peer Group Index consists of the following publicly traded bitcoin miners, data center companies, and AI/HPC software companies with available publicly traded market data as of, and subsequent to, December 31, 2020: Bitfarms Ltd. (BITF), CleanSpark, Inc. (CLSK), HIVE Digital Technologies Ltd. (HIVE), Hut 8 Corp. (HUT), MARA Holdings, Inc. (MARA), Mawson Infrastructure Group, Inc. (MIGI), and TeraWulf Inc. (WULF).

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Riot Platforms, Inc., the RUSSELL 3000 Index, and the Peer Group Index

$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Riot Platforms, Inc.
RUSSELL 3000
Peer Group Index

Issuer Purchases of Equity Securities

The following table presents the repurchases by us of our common stock during the three months ended December 31, 2025:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share (b)	or Programs	or Programs
October 1, 2025 through October 31, 2025	-	$-	N/A	N/A
November 1, 2025 through November 30, 2025	-	-	N/A	N/A
December 1, 2025 through December 31, 2025	69,631	15.13	N/A	N/A
Total	69,631	$15.13

(a)	During the three months ended December 31, 2025, certain of our employees surrendered shares of common stock to the Company to satisfy statutory minimum federal and state tax withholding obligations associated with the vesting of restricted stock awards under our 2019 Equity Incentive Plan.

(b)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax withholding obligations.

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2025, we did not issue or sell any unregistered securities.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information intended to assist in the understanding of our results of operations and financial condition. This MD&A should be read in conjunction with our Consolidated Financial Statements and the related notes (the “Notes”) included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

This MD&A generally discusses 2025 and 2024 items and a year-to-year comparison between 2025 and 2024. Discussion of 2023 items and a year-to-year comparison between 2023 and 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Our MD&A is organized as follows:

●	Business Overview and Trends. Highlights of events in 2025 that impacted our financial position.
●	Results of Operations. Analysis of our financial results comparing years 2025 and 2024.
●	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements and their general purpose.
●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

For a discussion of our business, see Part I, Item 1. “Business” of this Annual Report.

Forward Looking Statements

This MD&A includes forward-looking statements based on our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” of this Annual Report for a discussion of factors that could cause actual results to differ materially – and potentially adversely – from the results described in or implied by the forward-looking statements contained in this MD&A and elsewhere in this Annual Report.

BUSINESS OVERVIEW AND TRENDS

General

We are a vertically integrated digital infrastructure company principally engaged in developing and optimizing our large-scale power assets. Our business strategy centers on enhancing our electrical infrastructure and deploying it across two complementary platforms: (i) Bitcoin Mining and (ii) scalable data center solutions designed to support non-mining workloads. By leveraging our energy portfolio, engineering capabilities, and operational footprint, we aim to capitalize on both the long-term potential of bitcoin and the accelerating demand for power-intensive compute.

We operate in two reportable business segments: Bitcoin Mining and Engineering.

We own and manage multiple large-scale data center facilities in Texas and Kentucky that currently provide mission-critical power and infrastructure for our Bitcoin Mining operations and, over time, are expected to support diversified data center tenants. Our Rockdale Facility in Texas, with 700 MW of developed capacity, is among the largest digital infrastructure campuses in North America, as measured by developed capacity. In 2024, we completed construction of 400 MW of developed capacity at our second large-scale Texas development, the Corsicana Facility. We expect the Corsicana Facility to reach approximately 1 GW of developed capacity upon full buildout and it is being designed to support high-density compute workloads.

Our industry remains highly competitive and continues to evolve alongside broader growth in digital assets and high-performance compute. With our scale, integrated power strategy, and engineering foundation, we believe we are well positioned to participate in the rapidly converging markets for Bitcoin Mining, AI, HPC, and modern data center infrastructure.

Data Center Development

In 2025, we began leveraging our core competencies in power optimization, strategic land acquisition, engineering design, and construction execution to pursue opportunities to develop and monetize portions of our existing facilities and power pipeline through data center leasing services. We strengthened our execution capacity by recruiting critical talent and launching a scalable data center platform to support Data Center Phase I of development at the Corsicana Facility. We have completed our basis of design for our standard data center build and are assessing the procurement of long-lead equipment, in alignment with our disciplined capital allocation strategy focused on delivering superior risk-adjusted returns.

In January 2026, we announced the acquisition in fee simple of the approximately 200-acre parcel of land underlying the Rockdale Facility, which was previously occupied pursuant to a long-term ground lease. This strategic acquisition enhances our operational stability by securing direct ownership of the site’s critical infrastructure, including its 700 MW grid interconnection, dedicated water supply, and redundant fiber connectivity. By consolidating ownership of the underlying real estate, we have eliminated leasehold contingencies, facilitating the further development and expansion of the Rockdale Facility for large-scale data center operations.

Additionally, in January 2026, we announced the execution of the AMD Lease to provide 25 MW of critical IT load capacity at the Rockdale Facility. The AMD Lease has an initial term of ten years and provides for expansion options for up to an additional 75 MW of critical IT load capacity, and a right of first refusal for up to an additional 100 MW. Furthermore, the AMD Lease includes provisions for three successive five-year renewal terms at the option of the lessee.

Bitcoin Mining

During the year ended December 31, 2025, we continued development activities at the Corsicana Facility and deployed miners at all our Facilities, with the objective of increasing our operational efficiency and performance in the future. As of December 31, 2025, we had a total deployed hash rate capacity of 38.5 EH/s, as compared to 31.5 EH/s as of December 31, 2024, an increase of 22.1%.

During the year ended December 31, 2025, we mined 5,686 bitcoin, as compared to 4,828 bitcoin mined during the year ended December 31, 2024. The increase of 858 bitcoin was primarily due to our increase in deployed hash rate as a result of the development of the Corsicana Facility, the acquisition of Block Mining and our significantly improved operational efficiency, partially offset by the increase in the global network hash rate and the halving that occurred in April 2024.

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

For more information on the NYDIG Custodial Agreement, see the full text of the NYDIG Custodial Agreement filed herewith as Exhibit 10.29, which qualifies the forgoing descriptions of the NYDIG Custodial Agreement in its entirety.

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

The Coinbase Prime Broker Agreement contains certain mutual indemnification provisions, including that Coinbase will indemnify the Company from and against direct claims and losses arising out of or relating to any (i) violation, misappropriation, or infringement upon any United States patent, copyright, trademark, trade secret or other intellectual property right of a third-party or (ii) violation of applicable law, unless such claims or losses arise out of or relate to the Company’s gross negligence, fraud, willful misconduct, or breach of the Coinbase Prime Broker Agreement. The Company will indemnify Coinbase from and against any and all third-party claims and losses arising out of or relating to the Company’s breach of the Coinbase Prime Broker Agreement, the Company’s violation of any law, rule, or regulation, or rights of any third-party, or the Company’s gross negligence, fraud, or willful misconduct, except to the extent such third-party claims and losses resulted from the gross negligence, fraud or willful misconduct of Coinbase.

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

For more information on the Coinbase Prime Broker Agreement, see the full text of the Coinbase Prime Broker Agreement included herein as Exhibit 10.30, which qualifies the forgoing description~~s~~ of the Coinbase Prime Broker Agreement in its entirety.

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

Bitcoin Mining Metrics

The following table presents our key Bitcoin Mining metrics:

	Years Ended December 31,
	2025	2024
Hash rate, average operating (EH/s)(1)
Rockdale Facility	13.7	9.2
Corsicana Facility	14.2	5.1
Kentucky Facility	3.5	0.6
Combined hash rate, average operating	31.4	15.0

All-in power cost (cents/kilowatt-hour)(2)
Rockdale Facility	3.7	3.2
Corsicana Facility	3.5	3.7
Kentucky Facility	4.8	4.1
Combined all-in power cost	3.7	3.4

	As of December 31,
	2025	2024
Hash rate, deployed (EH/s)(1)
Rockdale Facility	16.4	15.0
Corsicana Facility	15.7	14.1
Kentucky Facility	6.4	2.4
Combined hash rate, deployed	38.5	31.5

Developed power capacity (MW)(3)
Rockdale Facility	700	700
Corsicana Facility	400	400
Kentucky Facility	192	60
Total power capacity	1,292	1,160

(1)	Hash rate, deployed, represents the total potential hash rate of all our deployed miners as of the end of the period, whereas hash rate, average operating, represents the average total hash rate our deployed miners provided throughout the period. The difference between deployed hash rate and operating hash rate is attributable to down time of all or some of our miners for power curtailments, or repairs and maintenance of bitcoin miners or supporting infrastructure. The difference between deployed and operating hash rate is a key measure in determining the efficiency of our Bitcoin Mining operations.

(2)	All-in power cost is the price we paid throughout the period for our power, net of power curtailments received. Power is overwhelmingly the largest marginal input cost in mining bitcoin and a significant contributor to profitability. Miners with a low cost of power are also able to profitably mine in a wider range of bitcoin prices.

(3)	Developed power is the total amount of electricity our Facilities can utilize for Bitcoin Mining as of the end of the period.

The following table presents our cost to mine one bitcoin (amounts in thousands, except value of one bitcoin amounts):

	Years Ended December 31,
	2025	2024
Cost of power for self-mining operations	$281,396	$149,019
Other direct cost of revenue for self-mining operations(1)(2), excluding bitcoin miner depreciation	57,615	40,205
Cost of revenue for self-mining operations, excluding bitcoin miner depreciation	339,011	189,224
Less: power curtailment credits(3)	(56,729)	(33,685)
Cost of revenue for self-mining operations, net of power curtailment credits, excluding bitcoin miner depreciation	282,282	155,539
Bitcoin miner depreciation(4)(5)	237,574	155,487
Cost of revenue for self-mining operations, net of power curtailment credits, including bitcoin miner depreciation	$519,856	$311,026

Quantity of bitcoin mined	5,686	4,828
Production value of one bitcoin mined(6)	$101,350	$66,488

Cost to mine one bitcoin, excluding bitcoin miner depreciation	$49,645	$32,216
Cost to mine one bitcoin, excluding bitcoin miner depreciation, as a % of production value of one bitcoin mined	49.0%	48.5%

Cost to mine one bitcoin, including bitcoin miner depreciation	$91,427	$64,421
Cost to mine one bitcoin, including bitcoin miner depreciation, as a % of production value of one bitcoin mined	90.2%	96.9%

(1)	Other direct cost of revenue includes compensation, insurance, repairs, and ground lease rent and related property taxes.

(2)	During the years ended December 31, 2025 and 2024, we paid cash of approximately $228.4 million and $342.4 million, respectively, in total deposits and payments for the purchase of miners. Costs to finance the purchase of miners were zero as the miners were paid for with cash from our cash balance. The seller did not provide any financing, nor did we borrow from a third-party to purchase the miners.

(3)	Power curtailment credits are credited against our power invoices as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine bitcoin. These credits are recognized in Power curtailment credits on our Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine bitcoin.

(4)	We capitalize the acquisition cost of our miners and include these costs in Property and equipment, net on our Consolidated Balance Sheets. The miners are depreciated over an estimated useful life of three years, during which time, they are expected to contribute to the generation of bitcoin revenue. We do not consider depreciation expense in determining whether it is economical to operate our miners because depreciation is a non-cash expense and is not a variable operating cost that can be avoided even if we curtail operations temporarily. Depreciation expense incurred is disclosed for each respective period in the table above.

(5)	The following table presents the future depreciation expense of all our bitcoin miners:

2026	$253,446
2027	196,466
2028	69,350
Total	$519,262

(6)	Computed as revenue recognized from bitcoin mined divided by the quantity of bitcoin mined during the same period.

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

For the year ended December 31, 2025, Bitcoin Mining revenue was approximately $576.3 million.

Summary of Bitcoin Activity

The following tables present additional information about our own Bitcoin Mining activities, including bitcoin production, purchases, and sales:

	Quantity	Amounts
Balance as of December 31, 2023	7,362	311,178
Revenue recognized from bitcoin mined	4,828	321,002
Bitcoin receivable	5	(625)
Acquisitions of bitcoin	5,784	577,500
Proceeds from sale of bitcoin	(212)	(9,518)
Exchange of bitcoin for employee compensation	(45)	(2,478)
Change in fair value of bitcoin	—	457,409
Balance as of December 31, 2024	17,722	1,654,468
Revenue recognized from bitcoin mined	5,686	576,276
Bitcoin receivable	1	125
Proceeds from sale of bitcoin	(5,363)	(535,486)
Exchange of bitcoin for employee compensation	(41)	(4,062)
Change in fair value of bitcoin	—	(115,880)
Balance as of December 31, 2025	18,005	$1,575,441

The following reconciles Bitcoin and Restricted bitcoin as of December 31, 2025 to the amounts above:
Bitcoin	14,028	$1,227,462
Restricted bitcoin (a)	3,977	$347,979
Total	18,005	$1,575,441

(a)	Restricted bitcoin is the Company’s bitcoin pledged as collateral for the Company’s $200 million credit facility. See Note 12. Debt for more information.

Engineering

Our Engineering business designs and manufactures power-distribution equipment and engineered-to-order electrical products. These products support our vertical integration strategy by enabling the internal development of critical electrical equipment and engineering services necessary for developments at our Facilities. This integration helps mitigate execution and counterparty risk in ongoing and future expansion projects. The specialized talent employed in our Engineering business allows us to explore new methods to optimize and develop best-in-class Bitcoin Mining operations and has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin Mining hardware. The vertical integration of our Engineering division gives us additional strength and security in developing and deploying our Data Center buildouts. Our Data Center business is able to leverage Engineering’s market specific expertise for best-in-class design as well as speed to market.

Our Engineering business also provides electrical distribution product design, manufacturing, and installation services primarily focused on large-scale industrial and governmental customers and serves a broad scope of clients across a wide range of markets including data center, power generation, utility, water, industrial, and alternative energy.

Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenue is recognized over time as performance creates or enhances an asset with no alternative use, and for which we have an enforceable right to receive compensation as defined under the contract.

In December 2024, we acquired E4A Solutions, a leading provider of electrical engineering services to a diverse customer base of energy developers and data center operators (the “E4A Solutions Acquisition”). This acquisition strengthens our vertically integrated strategy by adding engineering expertise to service its own existing and future electrical infrastructure as well as provide solutions and services to the rapidly growing market for electrical infrastructure.

For the year ended December 31, 2025, Engineering revenue was approximately $64.7 million.

Former Data Center Hosting Segment

In 2023, we made the decision to stop pursuing new bitcoin mining hosting contracts and end our legacy contracts, to focus on our self-mining efforts. During the year ended December 31, 2024, all agreements with legacy Data Center Hosting bitcoin mining customers were terminated, and we have no plans to offer bitcoin mining data center hosting services to new customers. Beginning for the year ended December 31, 2024, we no longer report Data Center Hosting as a separate reportable segment.

Strategic Goals and Initiatives

Bitcoin Treasury Strategy

Our investment strategy with respect to our bitcoin (“Bitcoin Treasury Strategy”) is designed to balance long-term value appreciation with operational flexibility and liquidity management. We selectively sell or leverage portions of our bitcoin holdings, and may continue to do so in the future, to fund operational needs, capital expenditures, and strategic initiatives, particularly when market conditions present opportunistic pricing above predetermined thresholds that we believe maximize shareholder value.

This approach enables us to realize value from our bitcoin holdings at favorable market conditions to support our liquidity profile and fund business growth, while maintaining meaningful exposure to the potential long-term appreciation of bitcoin as a strategic asset. We believe this strategy enhances our operational stability, supports our liquidity profile, and provides the financial flexibility necessary to execute on our business plan and meet our capital allocation objectives, while positioning us to benefit from Bitcoin’s role as an emerging store of value.

Power Strategy

Long-term power contracts form the basis of our power strategy. We utilize our Power Purchase Agreements (together, the “PPAs”) in place at the Rockdale Facility (the “Rockdale PPA”), Corsicana Facility (the “Corsicana PPA”) and Kentucky Facility (the “Kentucky PPA”) in the following ways:

Manual Curtailment

We power down operations and return power to the utility when prevailing market electricity prices offer the potential for us to realize power curtailment credits in excess of the Bitcoin Mining revenues we would have otherwise generated. We receive power credits for the difference in the market power price and our fixed power price. By capturing the spread between market power prices and our fixed-rate power contracts, we are able to maximize our overall profitability while supporting grid stability by reducing demand for power during periods of peak scarcity.

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

The following table presents our power curtailment credits:

	Years Ended December 31,
	2025	2024
Manual curtailment power credits	$54,302	$26,001
Demand response power credits	2,427	7,684
Total power curtailment credits	$56,729	$33,685

The following graph presents the primary decision points that guide our decision to curtail power usage or power down our mining operations at the Rockdale Facility, and when we might resume mining operations:

Challenges, Risks, and Industry Trends

Increased Competition and Global Network Hash Rate

The price of bitcoin reached new all-time highs in 2025, supported by continued institutional investment in the Bitcoin spot ETFs, global adoption, and increased interest from both retail and sovereign investors. Bitcoin spot ETFs remained a primary driver of institutional demand, with total assets under management exceeding $100 billion as of December 31, 2025. These ETFs, as investment vehicles, provide investors with a broader way to gain exposure to bitcoin through more traditional financial markets.

During 2023 and 2024, the bitcoin mining industry experienced record growth as the price of bitcoin increased from the lows experienced in early 2023. In 2025, the industry continued to grow, though at a slower pace due to increased network difficulty and more aggressive competition for efficient energy sources globally. The rising bitcoin price renewed opportunities to access capital markets to fund growth, leading to unprecedented expansion in mining operations, which resulted in a doubling of the size of provisioned hash calculation services on the network, as measured by total hash rate. In advance of the April 2024 bitcoin network halving, many bitcoin mining companies heavily invested in implementing vertically integrated business models, infrastructure, and upgrading and expanding mining fleets. Competition among mining companies continued to intensify in 2025, with top operators focusing on mergers, acquisitions, and direct power procurement contracts to secure stable energy pricing in the face of volatile market conditions.

We have observed that when the market price for bitcoin experiences sustained increases, new miners are introduced onto the bitcoin network, contributing to an increase in the global network hash rate. Our hash rate grew by approximately 22.1% from December

31, 2024 to December 31, 2025, resulting in an increase of approximately 17.8% in the number of bitcoin we mined during the same period.

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

Bitcoin Mining Industry Consolidation and Emergence of Data Center Alternative

The price of bitcoin continued its upward trajectory in 2025, reaching a new all-time high, driven in part by institutional demand. This demand has been fueled by the growth of bitcoin spot ETFs, as well as increased adoption by public companies and national governments, each of which has purchased and retained a meaningful portion of the available bitcoin supply. Following their introduction, the bitcoin ETFs experienced significant capital inflows, underscoring the expanding institutional acceptance of bitcoin. In March 2025, the United States established the United States Bitcoin Strategic Reserve, which currently holds the largest bitcoin reserve in the world, solidifying bitcoin as a mainstream financial asset and alternative source of value to fiat currency.

The bitcoin mining industry is undergoing significant structural transformation. A combination of factors, including the 2024 halving event, record high network hash rates in 2025, rising mining difficulties, and constrained access to large-scale power resources, has led to increased consolidation across the industry. These dynamics have made efficient, large-scale mining operations increasingly capital intensive and have prompted miners to seek new avenues for maximizing the value of their existing infrastructure. A notable emerging trend is the convergence of bitcoin mining operations with large scale data center services, including those supporting AI/HPC workloads. As demand for data center infrastructure accelerates, driven by advances in machine learning, generative AI, and compute-intensive enterprise applications, access to reliable, low-cost power has become a critical constraint on the development of new data centers. Bitcoin mining companies that own and operate their facilities are increasingly repurposing or reallocating portions of their power and physical infrastructure to support data center applications. This shift is enabled by the similarities between the underlying facility requirements for Bitcoin mining and AI/HPC workloads, including large electrical loads, advanced cooling systems, and high-density rack deployments.

As a result, the industry is experiencing an evolution in which mining operators with robust power portfolios are leveraging their existing assets to participate in the rapidly growing market for data center services. This trend reflects both the challenges facing the Bitcoin mining sector and the significant economic opportunities presented by the global expansion of compute-intensive digital infrastructure.

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

Vertical Integration

Since 2021, we have focused on a vertically integrated business model. We remain committed to building long-term stockholder value by taking strategic actions to further vertically integrate our business at the current Rockdale Facility, developing the Corsicana Facility, expanding the Kentucky Facility, and integrating our acquisitions, including the Kentucky Facility and E4A Solutions. Management believes that vertical integration will strengthen each of our business segments by providing increased capacity for our Bitcoin Mining operations, expanding opportunities for implementing our proprietary power strategy, and positioning us to capitalize on supply chain efficiencies and electrical engineering services through our Engineering segment. We continue to focus on deploying our efficient Bitcoin Mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining facilities.

Prior to the 2024 halving event, shifts in strategy by prominent bitcoin miners focused on implementing vertically-integrated business models by investing in infrastructure, and upgrading and expanding fleets at their own facilities rather than renting out space from a third-party data center. Vertical integration provides additional control over operational outcomes as well as better management of any input costs such as power and overhead fees. Flexibility, and the ability to manage expenses, becomes increasingly important as the amount of competition on the bitcoin network expands and the subsidy in bitcoin provided by the network contracts decreases.

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

Grid Curtailment

The Public Utility Commission of Texas, ERCOT, and Oncor collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas. In Kentucky, MISO oversees our power supply. As the bitcoin mining industry has expanded in recent years, regulatory scrutiny on bitcoin mining facilities and their energy consumption has intensified accordingly.

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

See Part I, Item 1A. “Risk Factors” of this Annual Report for additional discussion regarding potential impacts that our competitive and evolving industry may have on our business.

Recent Events Affecting the Company

Global supply chain disruptions and inflationary pressures have, at times, resulted in delays to our miner delivery schedules, infrastructure development timelines, and the manufacturing and delivery schedules within our Engineering segment. These delays are primarily driven by constraints in the globalized supply chains for miners, specialized electrical distribution equipment, and construction materials. While we effectively mitigated these delays during the year ended December 31, 2025, there can be no assurance that we will be successful in mitigating such disruptions in the future.

The development and expansion of our Facilities require significant quantities of critical components that are currently in high demand and may be difficult to source. To mitigate the risks associated with supply chain volatility, increasing demand, and uncertainty arising from U.S. and retaliatory international tariffs, we have proactively procured and currently maintain an inventory of essential electrical infrastructure components and construction materials. These strategic reserves are intended to support the development of the Corsicana Facility, the expansion of our Kentucky facilities, and the maintenance of our existing systems, thereby reducing our exposure to potential inflationary pricing and equipment delivery delays.

We sell our bitcoin to fund operations. Subsequent to the fiscal year ending December 31, 2025, we have experienced an impact from the recent volatility and downward trend in the market price of Bitcoin reducing the purchasing power of our bitcoin holdings.  This decline may necessitate the sale of a greater volume of our bitcoin than previously anticipated to generate the liquidity required to fund our ongoing operations and working capital needs. By diversifying our infrastructure to support broader data services, we aim to mitigate our direct exposure to cryptocurrency price fluctuations and establish a more stable, diversified revenue stream centered on digital infrastructure.

RESULTS OF OPERATIONS

Results of Operations Comparative Results for the Years Ended December 31, 2025 and 2024

Revenue

Our total revenue for the years ended December 31, 2025 and 2024, was $647.4 million and $376.7 million, respectively, and consisted of Bitcoin Mining revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our ceased Data Center Hosting segment.

For the years ended December 31, 2025 and 2024, Bitcoin Mining revenue was $576.3 million and $321.0 million, respectively. The increase of $255.3 million was primarily due to higher average market prices for bitcoin in the 2025 period, which averaged $101,350 per bitcoin, as compared to $66,488 per bitcoin during the 2024 period, our increase in deployed hash rate as a result of the development of the Corsicana Facility, the acquisition of Block Mining, and our significantly improved operational efficiency, partially offset by the increase in the global network hash rate and the halving that occurred in April 2024.

For the years ended December 31, 2025 and 2024, Engineering revenue was $64.7 million and $38.5 million, respectively. The increase of $26.2 million was primarily attributable to the completion of certain custom products delayed during 2024, and therefore, the recognition of revenue, combined with an increase as a result of the E4A Solutions Acquisition in December 2024. Our custom electrical products are used as important components in data center development and in power generation and distribution facilities. There continues to be significant third-party demand for these products due to the increased interest in data center construction, as well as growing worldwide demand for power.

Costs and expenses

For the years ended December 31, 2025 and 2024, Cost of revenue for Bitcoin Mining consisted of the following:

	Years ended December 31,
	2025	2024
Power	$281,396	$149,019
Compensation	18,921	13,294
Insurance on miners	5,848	6,992
Ground rent, water, and property tax	16,994	5,945
Other(1)	15,852	13,974
Total Bitcoin Mining cost of revenue	$339,011	$189,224

(1)	All amounts included within Other are individually immaterial.

The increase of approximately $149.8 million was primarily due to increased Bitcoin Mining capacity and power consumption due to the Corsicana Facility coming online in April 2024, the 125 MW of power capacity at the Rockdale Facility that was assumed in the Rhodium Settlement in April 2025 and the acquisition of Block Mining in July 2024. The expanded facilities required additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Consolidated Statements of Operations.

Cost of revenue for Engineering for the years ended December 31, 2025 and 2024 was $50.9 million and $41.7 million, respectively. These costs consist primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of increased Engineering revenue noted above, the increase of approximately $9.2 million was primarily due to increased receipts of materials resulting in our ability to complete projects, combined with the E4A Solutions Acquisition.

Selling, general and administrative expenses for the years ended December 31, 2025 and 2024, totaled $298.8 million and $266.9 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase of approximately $31.9 million was primarily due to a $17.3 million increase in legal and professional fees primarily related to ongoing litigation and an $8.7 million increase in compensation expense, including stock based compensation, as a result of hiring additional employees to support our ongoing growth and data center team. The remaining increase was due to an increase in other general operating costs such as insurance and information technology projects to support our growth.

Depreciation and amortization expense during the years ended December 31, 2025 and 2024 totaled $346.8 million and $212.1 million, respectively, an increase of $134.8 million. The increase was primarily attributable to the completion of the first phase of development of the Corsicana Facility for Bitcoin Mining purposes in late 2024 and increases in miners deployed at our Rockdale Facility and Corsicana Facility.

The changes in fair value of bitcoin for the years ended December 31, 2025 and 2024 were losses of $115.9 million and gains of $457.4 million, respectively, and were recognized to adjust the fair value of our bitcoin held at the end of each period.

The changes in fair value of our derivative assets for the years ended December 31, 2025 and 2024 were losses of $1.4 million and gains of $45.3 million, respectively, and were recorded to adjust the fair values of our PPAs, which are classified as derivative assets and measured at fair value. The loss incurred during the year ended December 31, 2025, was primarily attributable to a decrease in the fair value of the derivative assets of approximately $13.9 million due to settlements and the passage of time, partially offset by an increase in the fair value of approximately $12.5 million due to the forward prices utilized in the discounted cash flow estimation models increasing from $51.98 per MWh as of December 31, 2024, to $55.70 per MWh as of December 31, 2025. The gain recognized during the year ended December 31, 2024, was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models increasing from $45.15 per MWh as of December 31, 2023, to $51.98 per MWh as of December 31, 2024.

Power curtailment credits during the years ended December 31, 2025 and 2024 were $56.7 million and $33.7 million, respectively, and represent sales of unused power under our PPAs and participation in ancillary services under ERCOT and MISO Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the power grids, such as weather and global fuel costs.

The change in fair value of contingent consideration during the years ended December 31, 2025 and 2024 were gains of $18.1 million and $2.5 million, respectively, and were a result of the change in estimates for the potential earnout contingent consideration to the former sellers in the Block Mining Acquisition and the E4A Solutions Acquisition.

The loss on contract settlement during the years ended December 31, 2025 and 2024 was $158.1 million and $0.0 million, respectively. The loss in 2025 was attributable to the Rhodium Settlement.

The loss on legal settlement during the years ended December 31, 2025 and 2024 was $20.0 million and $0 million, respectively. The loss in 2025 was attributable to a settlement reached with one of our legacy Data Center Hosting bitcoin mining customers in February 2026.

Gains/losses on the sale of equipment during the years ended December 31, 2025 and 2024, were gains of $2.3 million and losses of $17.4 million, respectively. The gain on sale during the year ended December 31, 2025, was primarily attributable to the sale of various miners and mining equipment for proceeds of $6.8 million. The loss on sale during the year ended December 31, 2024, was primarily attributable to the sale of Antminer model S19 XP miners for proceeds of $14.3 million.

Casualty-related recoveries, net during the years ended December 31, 2025 and 2024 were $0.2 million and $2.8 million, respectively. In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, resulting in casualty-related charges being recognized in 2023 and 2022. The recoveries recognized during the years ended December 31, 2025 and 2024, were the result of cash recoveries from insurance claims related to the December 2022 winter storms.

The impairment of property and equipment during the years ended December 31, 2025 and 2024 was $29.7 million and $0.0 million, respectively. The impairment in 2025 was from certain long-lead items previously included in Construction in progress related to the planned expansion of the Corsicana Facility for bitcoin mining purposes. These items were deemed to be impaired as a result of our decision to expand the Corsicana Facility for data center application purposes instead.

Other income (expense)

Interest income for the years ended December 31, 2025 and 2024 was $14.0 million and $27.2 million, respectively, and was earned from interest on cash balances held during the year.

Interest expense for the years ended December 31, 2025 and 2024 was $24.1 million and $2.0 million, respectively, and was primarily related to interest paid on our revolving lines of credit and letters of credit.

Loss on equity method investment – marketable securities during the years ended December 31, 2025 and 2024 was $28.2 million and $69.5 million, respectively, and was recognized to adjust the fair value of our equity method investment held at the end of each period. The equity method investment was sold in its entirety during the year ended December 31, 2025.

Loss on convertible notes investment during the years ended December 31, 2025 and 2024, was $5.8 million and $0.0 million, respectively. The loss in 2025 was due to the Company determining that not only was a conversion event highly unlikely, but also that no proceeds were expected to be received from the convertible note investment, including the original investment and accrued interest.

Non-GAAP Measures

In addition to financial measures presented under Generally Accepted Accounting Principles (“GAAP”), we consistently evaluate our use of and calculation of non-GAAP financial measures such as “Adjusted EBITDA.” EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as EBITDA adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes result in a performance measurement that represents a key indicator of our core business operations in Bitcoin Mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities fair value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items.

We believe Adjusted EBITDA can be an important financial performance measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period to period by making such adjustments. Additionally, Adjusted EBITDA is used as a financial performance metric for share-based compensation.

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

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP financial measure:

	Years Ended December 31,
	2025	2024
Net income (loss)	$(663,181)	$109,401
Interest income	(13,984)	(27,166)
Interest expense	24,144	1,985
Income tax expense (benefit)	(150)	744
Depreciation and amortization	346,811	212,053
EBITDA	(306,360)	297,017

Adjustments:
Stock-based compensation expense	125,711	125,204
Acquisition-related costs	187	5,541
Change in fair value of derivative assets	1,447	(45,277)
Change in fair value of contingent consideration	(18,071)	(2,459)
Loss (gain) on equity method investment - marketable securities	28,192	69,489
Loss (gain) on sale of equipment	(2,267)	17,429
Casualty-related charges (recoveries), net	(174)	(2,795)
Loss on contract settlement	158,137	—
Loss on legal settlement	20,000	—
(Gain) on acquisition post-close dispute settlement	(26,007)	—
Impairment of property and equipment	29,736	—
Loss on convertible notes investment	5,757	—
Other (income) expense	(2,944)	(863)
Amortization of license fee revenue	(388)	(97)
Adjusted EBITDA	$12,956	$463,189

LIQUIDITY AND CAPITAL RESOURCES

We generate non-cash revenue through mining bitcoin at our Facilities, while financing operations and other expenses through the sales of our bitcoin production, borrowing against our credit facilities, and issuance of common stock under the ATM program offerings. During the years ended December 31, 2025 and 2024, we issued and sold approximately 16.7 million shares and 90.6 million shares, respectively, of our common stock under our ATM program offerings for aggregate net proceeds (net of sales commissions and expenses) of $207.7 million and $956.6 million, respectively.

As of December 31, 2025, our net working capital totaled approximately ($21.1) million, including cash and cash equivalents of $233.5 million. During the year ended December 31, 2025, we reported a net loss of $663.2 million, which included $96.7 million in non-cash losses, primarily resulting from $346.8 million of depreciation and amortization, stock-based compensation of $125.7 million, and $115.9 million change of fair value of Bitcoin, partially offset by Bitcoin Mining revenue of $576.3 million.

During the year ended December 31, 2025, we sold 5,363 bitcoin for proceeds of approximately $535.5 million. We monitor our balance sheet on an ongoing basis and evaluate the level of bitcoin retained in consideration of our cash requirements for ongoing operations and expansion.

Contractual Commitments and Obligations

As of December 31, 2025, we had a remaining commitment of approximately $29.4 million due to MicroBT for the contractual purchase of miners, which we expect to pay through the second quarter of 2026.

Revenue from Operations

Bitcoin Mining

We expect to generate ongoing revenue from bitcoin rewards in connection with our Bitcoin Mining operations and we will continue to evaluate our ability to liquidate bitcoin rewards at future values to generate cash for operations.

Generating bitcoin rewards which exceed our production and overhead costs is critical to our ability to report profit margins from our Bitcoin Mining operations, although accounting for our reported profitability is increasingly complex. Furthermore, regardless of our ability to generate proceeds from the sale of our bitcoin produced from our Bitcoin Mining business, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

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

ATM Equity Offerings

During 2025 and 2024, we offered and sold shares of our common stock through ATM offering programs pursuant to sales agreements with sales agents (each, an “ATM Program”). For additional information regarding our ATM Program, see Note 14, Stockholders’ Equity.

The following table sets forth shares sold and net proceeds received (net of sales commissions and expenses) from shares sold under each ATM Program:

	Years Ended December 31
	2025		2024
	Shares	Net Proceeds	Shares	Net Proceeds
2023 ATM Program	—	$—	8,644,100	$114,836
February 2024 ATM Program	—	—	40,646,055	462,102
August 2024 ATM Program	16,748,832	207,702	41,336,261	379,699
Total	16,748,832	$207,702	90,626,416	$956,637

As of December 31, 2025, $500.0 million of our common stock remained available for issuance and sale pursuant to the 2025 ATM Program. The remaining prior 2024 ATM Program sales agreement was terminated on December 30, 2025.

Debt Financing

During 2025 and 2024, we received total net proceeds of $251.9 million and $578.3 million, respectively, from the issuance of debt and use of revolving credit facilities.

During 2025, proceeds primarily consisted of $54.3 million of net proceeds from revolving credit facilities and proceeds of $200.0 million from our bitcoin-backed credit facility. Our revolving credit facilities are fully collateralized by cash held as Restricted cash and our bitcoin-backed credit facility is fully collateralized by certain of our bitcoin held as Restricted bitcoin.

During 2024, the net proceeds were entirely from the issuance of our 0.75% Convertible Senior Notes (the “2030 Notes”).

Legal Proceedings

We have been named a defendant in several lawsuits, as more fully described in Note 17. Commitments and Contingencies.

Cash Flows

The following table presents a summary of our cash flows:

	Years Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(572,928)	$(255,052)
Net cash provided by (used in) investing activities	$76,127	$(1,508,805)
Net cash provided by (used in) financing activities	$455,289	$1,517,989

Operating Activities

The $317.9 million increase in cash used in operating activities during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily attributable to increased power costs of $132.4 million, $122.6 million related to the Rhodium Settlement, and a $31.4 million increase in selling, general, and administrative costs, excluding stock-based compensation, all of which were primarily driven by our increased mining capacity and headcount, combined with other general operating costs such as insurance and information technology projects to support our growth.

Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities of $76.1 million was primarily attributable to proceeds from the sale of bitcoin of $535.5 million and proceeds of $106.1 million from the sale of marketable securities, partially offset by purchases and deposits paid for miners and purchases of property and equipment for our ongoing expansions of $213.6 million, with anticipated additional payments of $29.4 million to be made through the second quarter of 2026, payments of $201.4 million for the purchase of property and equipment, and payments of $148.4 million for the purchase of land, which included the acquisition of land previously subject to a ground lease and other land intended for ongoing data center development.

For the year ended December 31, 2024, net cash used in investing activities was $1.5 billion. We acquired bitcoin for $577.5 million, paid $442.5 million in deposits and payments for the purchase of miners, paid $240.3 million for the purchase of property and equipment, and paid $203.8 million for our investment in marketable securities.

Financing Activities

For the years ended December 31, 2025 and 2024, net cash provided by financing activities was $455.3 million and $1.5 billion, respectively, which included net proceeds from our ATM Program offerings totaling $207.7 million and $956.6 million, respectively.

During the year ended December 31, 2025, we received total net proceeds of $251.9 million from the use of our debt instruments. As of December 31, 2025, we had approximately $853.7 million in total principal on our debt outstanding, consisting of $594.4 million from our 2030 Notes, $200.0 million from our bitcoin-backed credit facility, $54.3 million from our revolving credit facilities, and $5.0 million of notes payable. During the year ended December 31, 2024, we received net proceeds from the issuance of our 2030 Notes of $579.1 million.

We have primarily financed our strategic growth through proceeds from issuances of our common stock through ATM Program offerings and various credit facilities, and it is reasonably likely that we will continue to finance our ongoing growth similarly and may use additional debt financing.

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

Rockdale PPA and Corsicana PPA Valuation

The Rockdale PPA and the Corsicana PPA are accounted for as derivatives, the valuations of which are based on significant unobservable inputs, which include discounted cash flow estimation models containing quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the respective terms of the Rockdale PPA and the Corsicana PPA. Significant judgment and estimations are required when creating the discounted cash flow estimation models. Should our discounted cash flow estimation models change significantly, potentially material changes to the fair value of the derivative assets may result, which could have a material impact on our financial statements.

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

Risk Regarding the Price of Bitcoin.

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of December 31, 2025, we held 18,005 bitcoin recognized at its fair value of $1.6 billion.

The market price of bitcoin is highly volatile, and we cannot accurately predict future price movements. Fluctuations in Bitcoin’s market value directly affect revenue generated from our mining operations. In addition, any declines in the fair value of the bitcoin we mine and hold for our account would be reflected in our financial statements as a charge against net income, which could have a material adverse effect on our results of operations and the market price for our securities.

We manage our exposure to bitcoin price volatility by investing in energy-efficient miners and vertical integration, and by diversifying our revenue streams through our data center initiatives. Management regularly monitors market conditions and liquidity requirements to determine the timing of bitcoin sales and our capital expenditures.

The following table presents the hypothetical impact on our net income of 10% changes in the price of bitcoin during the applicable year:

	For the year ended December 31, 2025		For the year ended December 31, 2024
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin
Increase/(Decrease) in Net Income	$157,532	$(157,532)	$108,907	$(108,907)

The increased sensitivity to price changes in 2025 as compared to 2024 was primarily due to the significant increase in our bitcoin holdings in 2025 and as of December 31, 2025, as compared to December 31, 2024.

Risk Regarding the Price of Commodities

Our operations are highly dependent on the availability and cost of electricity. Certain of our operating costs are subject to price fluctuations caused by the volatility of underlying commodity prices, including the cost of power used in our Bitcoin Mining and data center operations. We manage commodity price risk through PPAs and participation in energy demand-response programs that allow us to curtail operations and return capacity to the grid during periods of high demand. Management considers forward power prices, grid reliability requirements, and operational flexibility when determining the extent of its risk management strategy over power costs. While these strategies are intended to mitigate the impact of price volatility, significant increases in electricity costs or disruptions in power supply could still have a material adverse effect on our results of operations and financial condition.

The following table presents the hypothetical impact on our net income of 10% changes in the future power prices (taking into account the dates of maturity of our various fixed price PPAs) used to derive the fair value of the Rockdale PPA and the Corsicana PPA derivative assets:

	For the year ended December 31, 2025		For the year ended December 31, 2024
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Future Power Prices	Future Power Prices	Future Power Prices	Future Power Prices
Increase/(Decrease) in Net Income	$38,860	$(38,860)	$44,438	$(44,438)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

* Deloitte & Touche LLP, PCAOB Firm ID No. 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Riot Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Riot Platforms, Inc and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mining Revenue – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company participates in a digital asset mining pool (“the mining pool”) by executing agreements with mining pool operators for the provision of hash calculation services to the mining pool. The Company decides when to provide hash calculation services under the agreements and the Company’s enforceable rights to compensation begins only when and lasts as long as the Company provides hash calculation services to the mining pool operator and is created as power is provided over time. In exchange for providing hash calculation services, the Company is entitled to a payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided to the mining pool as a percentage of total network hash rate, and other inputs. Revenue is recognized on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as contract inception. For the year ended December 31, 2025, Bitcoin Mining revenue was $576.3 million.

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

/s/ DELOITTE & TOUCHE LLP

Houston, TX

March 2, 2026

We have served as the Company’s auditor since 2023.

Riot Platforms, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$233,517	$277,860
Restricted cash	76,272	73,441
Accounts receivable, net	29,788	27,124
Contract assets	8,308	6,478
Prepaid expenses and other current assets	59,447	40,288
Derivative assets, current portion	41,378	40,020
Equity method investment - marketable securities, at fair value	—	134,265
Total current assets	448,710	599,476

Property and equipment, net	1,528,716	1,338,787
Bitcoin	1,227,462	1,654,468
Restricted bitcoin	347,979	—
Deposits	76,511	30,115
Finite-lived intangible assets, net	30,187	34,053
Derivative assets, less current portion	106,670	109,475
Right-of-use assets	30,171	27,492
Goodwill	122,499	121,887
Other long-term assets	17,862	19,554
Total assets	$3,936,767	$3,935,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,420	$17,609
Contract liabilities	37,117	9,644
Accrued expenses	142,852	75,672
Deferred gain on acquisition post-close dispute settlement	—	26,007
Deferred revenue, current portion	—	2,892
Contingent consideration liabilities, current portion	6,185	23,626
Current portion of debt	253,887	314
Operating lease liability, current portion	6,314	4,621
Total current liabilities	469,775	160,385

Deferred revenue, less current portion	—	13,590
Operating lease liability, less current portion	19,648	23,915
Contingent consideration liabilities, less current portion	2,010	3,229
Debt, less current portion	586,909	584,311
Other long-term liabilities	19	6,192
Total liabilities	1,078,361	791,622

Commitments and contingencies - Note 17

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, no par value; 680,000,000 shares authorized; 371,575,652 and 344,890,208 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	4,212,006	3,833,882
Accumulated deficit	(1,353,600)	(690,419)
Accumulated other comprehensive income (loss), net	—	222
Total stockholders’ equity	2,858,406	3,143,685
Total liabilities and stockholders’ equity	$3,936,767	$3,935,307

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue:
Bitcoin Mining	$576,276	$321,002	$188,996
Engineering	64,688	38,491	64,303
Other	6,471	17,165	27,379
Total revenue	647,435	376,658	280,678

Costs and expenses:
Cost of revenue (excludes depreciation and amortization presented below):
Bitcoin Mining	339,011	189,224	96,597
Engineering	50,893	41,731	60,614
Other	11,971	31,800	97,122
Acquisition-related costs	187	5,541	—
Selling, general, and administrative	298,776	266,915	100,346
Depreciation and amortization	346,811	212,053	252,354
Change in fair value of bitcoin	115,880	(457,409)	(184,734)
Change in fair value of derivative assets	1,447	(45,277)	(6,721)
Power curtailment credits	(56,729)	(33,685)	(71,215)
Change in fair value of contingent consideration	(18,071)	(2,459)	—
Loss on contract settlement	158,137	—	—
Loss on legal settlement	20,000	—	—
Gain on acquisition post-close dispute settlement	(26,007)	—	—
Loss (gain) on sale of equipment	(2,267)	17,429	5,336
Casualty-related charges (recoveries), net	(174)	(2,795)	(5,974)
Impairment of property and equipment	29,736	—	—
Total costs and expenses	1,269,601	223,068	343,725
Operating income (loss)	(622,166)	153,590	(63,047)

Other income (expense):
Interest income	13,984	27,166	11,076
Interest expense	(24,144)	(1,985)	(2,854)
Loss on equity method investment - marketable securities	(28,192)	(69,489)	—
Loss on convertible notes investment	(5,757)	—	—
Other income (expense)	2,944	863	260
Total other income (expense)	(41,165)	(43,445)	8,482

Net income (loss) before taxes	(663,331)	110,145	(54,565)

Current income tax benefit (expense)	150	(744)	48
Deferred income tax benefit (expense)	—	—	5,045
Total income tax benefit (expense)	150	(744)	5,093

Net income (loss)	$(663,181)	$109,401	(49,472)

Basic net income (loss) per share	(1.95)	0.40	(0.28)
Diluted net income (loss) per share	(1.95)	0.34	(0.28)

Basic weighted average number of shares outstanding	340,719,298	275,980,010	175,026,051
Diluted weighted average number of shares outstanding	340,719,298	318,925,961	175,026,051

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(663,181)	$109,401	$(49,472)
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	(222)	72	150
Comprehensive income (loss)	$(663,403)	$109,473	$(49,322)

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2023	167,751,112	1,907,784	(756,342)	$—	$1,151,442
Cumulative effect upon adoption of ASU 2023-08	—	—	5,994	—	5,994
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	809,302	(14,035)	—	—	(14,035)
Issuance of common stock/At-the-market offering, net of offering costs	62,206,045	761,773	—	—	761,773
Issuance of common stock in connection with acquisition of ESS Metron	70,165	—	—	—	—
Stock-based compensation	—	32,170	—	—	32,170
Net income (loss)	—	—	(49,472)	—	(49,472)
Other comprehensive income (loss)	—	—	—	150	150
Balance as of December 31, 2023	230,836,624	2,687,692	(799,820)	150	1,888,022
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	16,006,545	(11,562)	—	—	(11,562)
Issuance of common stock/At-the-market offering, net of offering costs	90,626,416	956,637	—	—	956,637
Issuance of common stock in connection with the Block Mining Acquisition	7,240,623	73,999	—	—	73,999
Issuance of common stock to a third-party advisor	180,000	1,912	—	—	1,912
Stock-based compensation	—	125,204	—	—	125,204
Net income (loss)	—	—	109,401	—	109,401
Other comprehensive income (loss)	—	—	—	72	72
Balance as of December 31, 2024	344,890,208	3,833,882	(690,419)	222	3,143,685
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	2,946,812	(4,289)	—	—	(4,289)
Issuance of common stock/At-the-market offering, net of offering costs	16,748,832	207,702	—	—	207,702
Stock-based compensation	—	125,711	—	—	125,711
Issuance of common stock for contract settlement	6,989,800	49,000	—	—	49,000
Net income (loss)	—	—	(663,181)	—	(663,181)
Other comprehensive income (loss)	—	—	—	(222)	(222)
Balance as of December 31, 2025	371,575,652	$4,212,006	$(1,353,600)	$—	$2,858,406

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$(663,181)	$109,401	$(49,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	125,711	125,204	32,170
Issuance of common stock to a third-party advisor	—	1,912	—
Depreciation and amortization	346,811	212,053	252,354
Amortization of license fee revenue	(388)	(97)	(97)
Noncash lease expense	6,324	3,908	2,509
Amortization of debt issuance costs	4,295	250	—
Deferred income tax expense (benefit)	—	—	(5,045)
Change in fair value of bitcoin	115,880	(457,409)	(184,734)
Change in fair value of derivative assets	1,447	(45,277)	(6,721)
Change in fair value of contingent consideration	(18,071)	(2,459)	—
Loss on contract settlement	35,518	—	—
Loss on legal settlement	20,000	—	—
Gain on acquisition post-close dispute settlement	(26,007)	—	—
Impairment of property and equipment	29,736	—	—
(Gain) loss on equity method investment - marketable securities	28,192	69,489	—
Loss on convertible notes investment	5,757	—	—
Loss (gain) on sale of equipment	(2,267)	17,429	5,336
Casualty-related charges	—	310	1,526
Revenue recognized from bitcoin mined	(576,276)	(321,002)	(188,996)
Proceeds from sale of bitcoin	—	9,518	176,219
Changes in assets and liabilities:
(Increase)/decrease in operating assets	(30,495)	7,839	6,352
Increase/(decrease) in operating liabilities	24,086	13,879	(8,316)
Net cash provided by (used in) operating activities	(572,928)	(255,052)	33,085

Investing activities
Block Mining Acquisition, net of cash acquired	—	(7,203)	—
E4A Solutions Acquisition, net of cash acquired	—	(50,861)	—
Acquisition of bitcoin	—	(577,500)	—
Acquisition of assets from Rhodium	(7,250)	—	—
Acquisition of land	(148,379)	—	—
Deposits on equipment	(213,595)	(442,473)	(230,397)
Proceeds from sale of bitcoin	535,486	—	—
Security deposits	1,768	(4,095)	—
Proceeds from the sale of equity method investment - marketable securities	106,073	—	—
Investment in equity method investment - marketable securities	—	(203,754)	—
Investment in convertible note	—	—	(4,500)
Purchases of property and equipment, including construction in progress	(201,382)	(240,340)	(193,704)
Purchases of right-of-use assets	(3,595)	—	—
Casualty-related recoveries	174	3,105	7,500
Proceeds from the sale of equipment	6,827	14,316	6,369
Patent costs incurred	—	—	(34)
Net cash provided by (used in) investing activities	76,127	(1,508,805)	(414,766)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	212,735	977,030	778,430
Offering costs for the issuance of common stock / At-the-market offering	(5,033)	(20,393)	(16,657)
Proceeds from issuance of convertible notes	—	594,383	—
Proceeds from revolving credit facilities	61,000	—	6,920
Repayments of revolving credit facilities	(6,728)	(866)	(6,059)
Proceeds from credit facility	200,000	—	—
Debt issuance costs	(2,396)	(15,249)	(77)
Repayment of debt assumed in Block Mining Acquisition	—	(5,002)	—
Repayment of note payable	—	(352)	—
Repurchase of common shares to pay employee withholding taxes	(4,289)	(11,562)	(14,035)
Net cash provided by (used in) financing activities	455,289	1,517,989	748,522

Net increase (decrease) in cash and cash equivalents and restricted cash	(41,512)	(245,868)	366,841
Cash and cash equivalents and restricted cash at beginning of period	351,301	597,169	230,328
Cash and cash equivalents and restricted cash at end of period	$309,789	$351,301	$597,169

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Cash Flows - continued

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Supplemental information:
Cash paid for interest	$15,451	$45	$84
Cash paid for taxes	$1,036	$107	$680
Non-cash transactions
Issuance of common stock for the Block Mining Acquisition	$—	$73,999	$—
Contingent liability entered into for the Block Mining Acquisition	$—	$26,085	$—
Contingent liability entered into for the E4A Solutions Acquisition	$—	$2,640	$—
Reclassification of deposits to property and equipment	$165,431	$623,316	$78,376
Construction in progress included in accrued expenses	$51,288	$15,146	$23,451
Bitcoin exchanged for employee compensation	$4,062	$2,478	$869
Cumulative effect upon adoption of ASU 2023-08	$—	$—	$5,994
Right-of-use assets exchanged for new operating lease liabilities	$15,989	$10,987	$1,249

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$277,860	$597,169	$230,328
Restricted cash	73,441	—	—
Total cash, cash equivalents, and restricted cash as presented above	$351,301	$597,169	$230,328
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$233,517	$277,860	$597,169
Restricted cash	76,272	73,441	—
Total cash, cash equivalents, and restricted cash as presented above	$309,789	$351,301	$597,169

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Organization

Riot Platforms, Inc. is a vertically integrated digital infrastructure company principally engaged in developing and optimizing its large-scale power assets. The Company’s business centers on enhancing its electrical infrastructure and deploying it across two complementary platforms: (i) Bitcoin Mining and (ii) scalable data center solutions designed to support non-mining workloads. By leveraging its energy portfolio, engineering capabilities, and operational footprint, the Company aims to capitalize on both the long-term potential of bitcoin and the accelerating demand for power-intensive compute.

The Company provides comprehensive and critical infrastructure for bitcoin mining and data center services at its Facilities. The Rockdale Facility currently provides 700 MW of total developed capacity for Bitcoin Mining and data center leasing. The Corsicana Facility is currently equipped to provide up to 400 MW of capacity for Bitcoin Mining. The Kentucky Facility currently provides 137 MW of developed capacity. Upon completion of the Corsicana Facility, the Company expects to have approximately one GW of developed capacity available for Bitcoin Mining and other data center workloads.

As described in Note 20. Segment Information, we operate in two reportable business segments: Bitcoin Mining and Engineering.

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements (“Consolidated Financial Statements”) and these Notes have been prepared in accordance with GAAP. In the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of such results. Unless otherwise indicated, amounts are stated in thousands of U.S. dollars, except for: share, per share, MWh and miner quantities; bitcoin quantities, prices and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

The accompanying audited Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include revenue recognition; valuation of the derivative assets classified under Level 3 on the fair value hierarchy; determination of the useful lives and recoverability of long-lived assets; impairment analysis of fixed assets and finite-lived intangibles; impairment analysis of goodwill; allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions; stock-based compensation; and the valuation allowance associated with the Company’s deferred tax assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. The model also provides a practical expedient, that allows entities to forgo developing forecasts of economic conditions. The Company has elected to apply this practical expedient to determine expected credit losses for current accounts receivable and contract assets, assuming conditions as of the balance sheet date do not change for the remaining life of the asset. Based on this model, the Company considers many factors, including the age of the balance, customer creditworthiness and collection history. Bad debts are written off after all collection efforts have ceased.

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $0.3 million, $0.1 million, and $0.0 million respectively, in bad debt expense.

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $4.7 million and $2.9 million as of December 31, 2025 and December 31, 2024, respectively.

Bitcoin

The Company’s bitcoin is recorded at fair value, as determined using the period-end closing price of bitcoin on the Company’s principal market, Coinbase (the “Principal Market”), and changes in fair value are recognized in Change in fair value of bitcoin, in Operating income (loss) on the Consolidated Statements of Operations.

During 2024, the Company made the strategic decision to temporarily halt the sale of its bitcoin production and instead, increase its bitcoin holdings. As a result, the Company classifies its bitcoin as a non-current asset on its Consolidated Balance Sheets and recognizes the proceeds from sales within Investing Activities on the Consolidated Statements of Cash Flows. During the years ended December 31, 2024 and 2023, all sales of bitcoin occurred before the strategic decision and, as such bitcoin was sold nearly immediately after receipt by the Company, the proceeds were recognized within Operating activities on the Consolidated Statements of Cash Flows.

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

Long-term investments

The Company initially records equity investments at cost then adjusts the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon impairment.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Revenue recognition

Bitcoin Mining

The Company participates in digital asset mining pools by executing agreements with mining pool operators for the provision of hash calculation services to the mining pool. Currently, the Company only participates in a Full-Pay-Per-Share (“FPPS”) mining pool. The Company decides when to provide hash calculation services under the agreements and the Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides hash calculation services to the mining pool operator over time. The only consideration due to the Company relates to the provision of hash calculation services. Such agreements are freely terminable at any time by the Company or by the pool operator, without penalty to either party. Providing hash calculation services in digital asset transaction verification services is an output of the Company’s ordinary activities and is the only performance obligation in the agreements with mining pool operators.

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

The Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. Bitcoin network block subsidies are based on the total amount of block subsidies expected to be generated on the bitcoin network as a whole during the 24-hour period beginning at 0:00:00 UTC daily (i.e., the “measurement period”), while network transaction fees are based on the total amount of transaction fees and block rewards actually generated on the blockchain network as a whole during the measurement period. The Company is also entitled to a fractional share of the bitcoin award and transaction fees from the mining pool operator as determined based on the hash rate provided by the Company to the mining pool as a percentage of the total expected bitcoin network hash rate based on the current network difficulty. The Company is entitled to its relative share of consideration at the end of each measurement period, even if a block is not successfully placed by the mining pool.

For accounting purposes, the agreement between the Company and the mining pool operator has a duration of less than 24 hours as a result of the agreement being continually renewed at the beginning of each measurement period. However, the continual renewal of the agreement does not represent a material right requiring separate performance obligations, as the FPPS formula remains the same upon each renewal.

Consideration is variable. Revenue is recognized on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as contract inception. As it is probable that a significant reversal of cumulative revenue will not occur and we are able to calculate the payout based on the contractual formula, revenue is estimated and recognized based on the spot price of bitcoin determined using the Company’s Principal Market at the beginning of each measurement period, which the Company considers to be 0:00:00 UTC on the date of contract inception. Noncash consideration is measured at fair value at agreement inception. The fair value of the bitcoin consideration is determined using the quoted price per the Principal Market at the beginning of each measurement period at the single bitcoin level (one bitcoin).

There is no significant financing component in these transactions, due to the performance obligations and settlement of the transactions occurring on a daily basis.

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

To determine the amount of revenue to recognize over time, the Company utilizes the cost-to-cost method as management believes costs incurred best represent the amount of work completed and remaining on projects. As the cost-to-cost method is driven by

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

incurred costs, the Company calculates the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by the estimated contract amount to determine inception-to-date revenue. Approved changes to design plans are generally recognized as a cumulative adjustment to the percentage of completion calculation. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined, and any additional losses incurred subsequently are recognized in the subsequent reporting periods as they are identified. Additionally, contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract.

Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. The length of time for the Company to complete a custom product varies but is typically between four to 12 weeks.

Customers are typically required to make periodic progress payments to the Company based on contractually agreed-upon milestones. Invoices are due net, 30 days, and retainage, if any, is generally due 30 days after delivery. Taxes collected from customers and remitted to government authorities are excluded from revenue. Shipping and handling costs are treated as fulfillment costs and are included in cost of revenue.

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

The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions until the agreements expire or the contingency is resolved, as applicable.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for leasehold improvements are typically the lesser of the estimated useful life of the asset or the term of the lease. The estimated useful lives for all the Company’s property and equipment are as follows:

Life (Years)
Buildings and building improvements	10-25
Miners and mining equipment	3
Machinery and facility equipment	5-10
Office and computer equipment	3

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually as of December 31, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company uses both qualitative and quantitative analyses in making this determination. The Company determined that it has the following reporting units for goodwill impairment testing purposes: Engineering, Texas, and Kentucky, which is consistent with internal management reporting and management oversight of operations. Our analyses require significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. Examples of events or changes in circumstances considered in the qualitative analysis, many of which are subjective in nature, include: a significant negative trend in our industry or overall economic trends, a significant change in how we use the acquired assets, a significant change in our business strategy, a significant decrease in the market value of the asset, a significant change in regulations or in the industry that could affect the value of the asset, and a change in segments. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative test to identify and measure the amount of goodwill impairment loss by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, goodwill of the reporting unit is considered impaired and that excess is recognized as a goodwill impairment loss.

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

While the Company uses its best estimates and assumptions to accurately assign preliminary values to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Operations.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. The fair value assigned to acquired assets and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Critical estimates in valuing certain of the intangible assets we have acquired include future expected cash flows from customer contracts, discount rates, and estimated market changes in the value of acquired PPAs, which are accounted for as non-hedging derivative contract. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

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

The Company has elected to measure its equity method marketable equity securities at fair value at each balance sheet date, with unrealized holding gains and losses recorded in other income (expense), as the shares have a readily determinable fair value since they are publicly traded and have significant average daily volume traded. As of December 31, 2025, the Company had no investments in marketable equity securities.

Convertible Debt Arrangements

Convertible debt securities contain embedded conversion options that must be first evaluated to determine if bifurcation and separate accounting is required for the embedded feature. As a result, the Company is required: (1) to analyze whether the conversion feature meets the definition of a derivative and is not eligible for an exception from this guidance (otherwise, the conversion feature will be recognized as a derivative) and (2) to analyze whether there is a significant premium associated with the convertible debt instrument (otherwise, the Company will allocate the debt proceeds with the premium being allocated to equity). If neither condition is met, the entire instrument will be accounted for as debt (i.e., no bifurcation is needed). The embedded conversion features in the Company’s convertible debt securities are deemed to be indexed to the Company’s common stock and meet the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. Therefore, the Company recognizes its convertible debt securities as long-term debt on its Consolidated Balance Sheets, net of unamortized debt issuance costs. The associated debt issuance costs are amortized into interest expense on the Consolidated Statements of Operations using the effective interest method over the term of the debt.

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

For operating leases with a term exceeding 12 months and finance leases, a lease liability is recorded on the Company’s Consolidated Balance Sheets at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Consolidated Balance Sheets as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred and primarily consist of common area maintenance and utility charges not included in the measurement of right-of-use assets and operating lease liabilities.

For the Company’s finance leases, fixed lease payments are recognized as amortization of the right-of-use asset and interest expense is recognized on the outstanding lease liability using the effective interest method. Finance lease right-of-use assets are amortized into depreciation and amortization expense on a straight-line basis over the lease term or, if the lease transfers ownership of the underlying asset to the Company, the life of the leased asset.

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”), which is the Company’s CEO. The CODM uses segment gross profit (loss) to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s two reportable segments.

Change in Reportable Segments

Previously, the Company operated in three reportable business segments: Bitcoin Mining, Data Center Hosting, and Engineering. As of January 1, 2024, the Company had terminated all contracts with its legacy data center hosting bitcoin mining customers and made the strategic decision to no longer offer data center hosting bitcoin mining services to customers. Commencing with the three months ended March 31, 2024, the Data Center Hosting segment no longer met the quantitative requirements as a reportable segment, and the CODM ceased analyzing the performance of the Company’s legacy data center hosting bitcoin mining operations. As such, the Data Center Hosting segment has been eliminated as a separate reportable segment. Bitcoin Mining and Engineering are the Company’s two remaining reportable business segments. See Note 20. Segment Information for more information.

Income taxes

The Company accounts for income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

Contract balances

Contract assets consist of costs and estimated earnings in excess of billings on uncompleted engineering contracts.

Deferred revenue relates to upfront payments and consideration received from legacy data center hosting bitcoin mining customers and for the upfront license fee generated from the Company’s legacy animal health business. As of December 31, 2025, the Company had no remaining deferred revenue balances. Contract liabilities consist of billings in excess of costs and estimated earnings on uncompleted engineering contracts.

Remaining performance obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. The Company elected the practical expedient to not adjust the transaction price for the existence of a significant financing component if the timing difference between a customer’s payment and our performance is one year or less.

Stock-based compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award, which is based on the fair market value of the Company’s common stock at the time of the grant. For performance-based share-based

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

payment awards, the Company recognizes compensation cost over the performance period when achievement of the milestones and targets is probable. For performance-based share-based payment awards that include a market condition, the Company determines the grant date fair value of the award using a Monte Carlo valuation model and recognizes compensation cost over the service period. The grant date fair value is recognized regardless if the market condition is ultimately achieved.

Stock options are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire approximately 6 years from the date of grant. These options are eligible to vest in one-third increments upon meeting certain specified milestones and continued service with the Company. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and recognizes compensation cost for each performance milestone over its implied service period based on the estimated probability of achieving such milestone.

The Company has elected to account for forfeitures of awards as they occur.

Recently issued accounting pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Consolidated Financial Statements and ensures that there are proper controls in place to ensure that the Company’s Consolidated Financial Statements properly reflect the change.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted the updated guidance for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income for each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2023-08 for the year ended December 31, 2023. As a result of the adoption, the Company recorded a cumulative effect adjustment to its Accumulated deficit balance of approximately $6.0 million as of January 1, 2023, as a result of recognizing its bitcoin held as of January 1, 2023, at fair value.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

Note 3. Acquisitions

Rhodium Settlement and Acquisition of Assets

On April 28, 2025, the Company’s subsidiary, Whinstone acquired certain assets owned by Rhodium Encore LLC (together with its affiliates, “Rhodium”) located at the Rockdale Facility, assumed Rhodium’s 125 MW of power capacity at the Rockdale Facility, terminated the legacy hosting agreements with Rhodium, and settled all existing litigation between the parties for total consideration of $185.0 million (the “Rhodium Settlement”). The total consideration consisted of approximately $129.9 million in cash, the return of Rhodium’s power security deposit of approximately $6.1 million, and 6,989,800 shares of the Company’s common stock, valued at $49.0 million based on the preceding ten trading day volume-weighted average share price immediately prior to the date of execution. The terminated legacy hosting contracts with Rhodium had a remaining term through December 2030 (see Note 4. Revenue from Contracts with Customers for more information). The settled litigation and claims include all existing claims between the parties, and any and all claims, or future claims, arising under the hosting contracts.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or inputs that together significantly contribute to the ability to create outputs were acquired. The assets acquired consisted primarily of bitcoin miners and related equipment, which are included in Property and equipment, net on the Consolidated Balance Sheets. The fair value of the tangible assets acquired was $7.3 million and was determined using the cost approach, which utilizes replacement cost as an indicator of fair value. The key assumptions included replacement cost new, effective age, and remaining useful life, as well as physical deterioration factors. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

In connection with the contract termination and the elimination of the Company’s future obligations thereunder, the Company relieved approximately $14.9 million of previously recognized deferred revenue (see Note 4. Revenue from Contracts with Customers).

The remaining portion of the transaction value is attributable to the combined impact of terminating the Company’s legacy hosting agreement and settling preexisting litigation with Rhodium, both of which stemmed from an ongoing contractual dispute. The legacy hosting agreement contained terms that were significantly unfavorable to the Company compared to prevailing market conditions for similar arrangements. As a result of the termination and settlement, the Company recognized a loss of $158.1 million, which is presented as Loss on contract settlement on the Consolidated Statements of Operations. This loss represents the residual amount after accounting for the total consideration transferred and the tangible assets acquired as part of the transaction.

E4A Solutions Acquisition

On December 16, 2024, the Company acquired 100% of the equity interests of E4A Solutions, a Texas-based electrical engineering solutions company, for total consideration of approximately $54.4 million, which consisted of $51.8 million paid for using the Company’s existing cash and a contingent purchase price payable to the sellers with an estimated fair value of $2.6 million. Under the contingent purchase price payable, the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ Adjusted EBITDA during the two years ending December 31, 2026, payable in cash or the Company’s common stock at the Company’s discretion. The potential earnout is calculated as 2.65 times the amount the average E4A Solutions’ adjusted EBITDA exceeds the earn-out threshold, as defined in the purchase agreement.

E4A Solutions is a provider of electrical engineering services to a diverse customer base of energy developers and data center operators. This acquisition supports the Company’s vertical integration strategy by providing engineering expertise to service its own existing and future electrical infrastructure while providing solutions and services to the rapidly growing market for electrical infrastructure.

The E4A Solutions Acquisition was accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. The Company finalized the valuation of these assets and liabilities, and consideration transferred, during the year ended December 31, 2025, prior

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

to the end of the measurement period. The finalization of the valuation did not result in any adjustments to any of the amounts presented below.

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

The right-of-use asset and operating lease liabilities consisted of an operating lease of office and commercial space in Houston, Texas. The lease has annual payments of approximately $0.4 million and a remaining lease term of approximately two years as of the E4A Solutions Acquisition.

Goodwill was attributable to the assembled workforce of experienced personnel at E4A Solutions and synergies expected to be achieved from the combined operations of the Company and E4A Solutions. The goodwill recognized is expected to be deductible for tax purposes. The goodwill was assigned to the Engineering reportable segment.

The operating results of E4A Solutions have been included in the Company’s Consolidated Statements of Operations since the acquisition date. Through December 31, 2025, the Company recognized approximately $2.8 million of acquisition-related costs related to this acquisition that were expensed as incurred.

The following table presents E4A’s contribution to the Company’s revenue and net income (loss) since acquisition:

	Year Ended	Acquisition Date through
	December 31,	December 31,
	2025	2024
Revenue	$9,759	$839
Net income (loss)	$(3,945)	$11

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Block Mining Acquisition

On July 23, 2024, the Company acquired 100% of the equity interests of Block Mining, for total consideration of approximately $113.6 million. The purchase price consisted of $13.5 million in cash (adjusted for net working capital acquired and other items, excluding the payoff of debt of $5.0 million, which was accounted for as a transaction separate from the Block Mining Acquisition) from the Company’s existing cash, 7.2 million shares of Riot common stock valued at approximately $74.0 million at acquisition, and a contingent purchase price payable to the sellers with an estimated fair value at acquisition of $26.1 million. Under the terms of the contingent purchase price payable, the sellers may earn up to an additional $32.5 million if certain previously agreed upon milestones were reached by December 31, 2025.

The Block Mining Acquisition immediately enhanced the Company’s operational capabilities by increasing its total hash rate, expanding Riot’s geographic footprint, and providing access to additional energy markets beyond ERCOT. These markets include the Paducah Power Systems, Tennessee Valley Authority, and Big Rivers Electric Corporation, all located within the MISO region. Block Mining consists of two operational sites, both in Kentucky, and includes existing operational Bitcoin Mining capacity, with the potential to expand. In addition, Block Mining owns a greenfield development site adjacent to an existing substation, representing a strategic opportunity for scalable growth. Known for its capital-efficient development model and experienced management team, Block Mining strengthens the Company’s ability to execute on its vertically integrated strategy and enhances its long-term positioning in the Bitcoin mining sector.

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

The fair value of property and equipment was estimated by applying the cost approach, which uses the replacement cost as an indicator of fair value. The assumptions of the cost approach include replacement cost new and physical deterioration factors including remaining life and effective age. The replacement cost was based on a price per terahash consistent with prices the Company pays for new bitcoin miners and an effective age of three years, consistent with the Company’s current estimated useful life of bitcoin miners.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

The operating results of Block Mining have been included in the Company’s Consolidated Statements of Operations since the acquisition date. Through December 31, 2025, the Company recognized $2.9 million of acquisition-related costs related to this acquisition that were expensed as incurred.

The following table presents Block Mining’s contribution to the Company’s revenue and net income (loss) since acquisition:

	Year Ended	Acquisition Date through
	December 31,	December 31,
	2025	2024
Revenue	$62,132	$13,338
Net income (loss)	$(13,640)	$(6,664)

Pro-forma financial information

The following unaudited pro forma financial information summarizes the combined results of operations for Riot, Block Mining, and E4A Solutions, as if the companies were combined as of January 1, 2023. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisition and excludes acquisition-related costs of $5.8 million. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company. This information should not be used as a predictive measure of the Company’s future financial position, results of operations, or liquidity.

	Year Ended
	December 31,
	2024	2023
Revenue	$423,602	$330,820
Net income (loss)	$121,891	$(41,330)

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 20. Segments Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of December 31, 2025 and 2024, contract assets were $8.3 million and $6.5 million, respectively.

As of December 31, 2025 and 2024, the combined amount of contract liabilities and deferred revenue were $37.1 million and $26.1 million, respectively. In connection with the Rhodium Settlement described in Note 3. Acquisitions, the legacy hosting contract with Rhodium was terminated, thereby eliminating the Company’s future obligations under the contract. As a result, approximately $14.9 million of previously recognized deferred revenue was relieved and is included in Loss on contract settlement on the Consolidated Statements of Operations during the year ended December 31, 2025. The increase in contract assets was primarily attributable to the E4A Solutions Acquisition and significant third-party demand for Engineering products due to the increased interest in data center construction, as well as growing worldwide demand for power.

During the years ended December 31, 2025, 2024, and 2023, $10.4 million, $6.1 million, and $11.2 million, respectively, of the beginning balance of contract liabilities and deferred revenue was recognized as revenue.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2025, 2024, and 2023, $1.1 million, $3.5 million, and $0.7 million, respectively, was recognized as revenue as a result of satisfying performance obligations in previous periods.

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	2026	2027	2028	Total
Engineering	$167,937	$59,075	$—	$227,012

Subsequent data center lease

In January 2026, the Company entered into the AMD Lease with AMD, a leading innovator in high-performance computing, graphics and visualization technologies, at the Rockdale Site. The AMD Lease includes an initial deployment of 25 MW of critical IT load capacity to be delivered in phases beginning in January 2026 and completing in May 2026, with the potential for additional expansion of up to a total of 200 MW of critical IT load capacity. The AMD Lease carries a term of 10 years, with three five-year extension options, and is expected to generate approximately $311.0 million in base rent over the initial term. In addition, AMD holds an expansion option for an additional 75 MW of critical IT load capacity and a right of first refusal for another 100 MW. If both options are exercised, AMD’s total leased capacity at the Rockdale Site would increase to 200 MW. As part of the AMD Lease, the Company began incurring tenant fit-out costs, which are anticipated to be reimbursed by AMD during 2026, for the construction of certain facilities to be used by AMD.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 5. Bitcoin

The following table presents information about the Company’s bitcoin balance held:

	Quantity	Amounts
Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	5,686	576,276
Change in bitcoin receivable	1	125
Proceeds from sale of bitcoin	(5,363)	(535,486)
Exchange of bitcoin for employee compensation	(41)	(4,062)
Change in fair value of bitcoin	—	(115,880)
Balance as of December 31, 2025	18,005	$1,575,441

The following reconciles Bitcoin and Restricted bitcoin as of December 31, 2025 to the amounts above:
Bitcoin	14,028	$1,227,462
Restricted bitcoin (a)	3,977	$347,979
Total	18,005	$1,575,441

Carrying value of bitcoin as of December 31, 2025 (b)		$1,537,052
Realized gains on the sale or exchange of bitcoin for the year ended December 31, 2025 (c)		$35,078

Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from bitcoin mined	4,828	321,002
Change in bitcoin receivable	5	(625)
Acquisition of bitcoin	5,784	577,500
Proceeds from sale of bitcoin	(212)	(9,518)
Exchange of bitcoin for employee compensation	(45)	(2,478)
Change in fair value of bitcoin	—	457,409
Balance as of December 31, 2024	17,722	$1,654,468

Carrying value of bitcoin as of December 31, 2024 (b)		$1,093,793
Realized gains on the sale or exchange of bitcoin for the year ended December 31, 2024 (c)		$7,983

(a)	Restricted bitcoin is the Company’s bitcoin pledged as collateral for the Company’s $200 million credit facility. See Note 12. Debt for more information.
(b)	The carrying value of bitcoin is equal to the initial value of bitcoin as determined for revenue recognition purposes.
(c)	Bitcoin is sold on a first-in, first-out (FIFO) basis. For all periods presented, gains were recognized on all sales of bitcoin and exchanges of bitcoin for employee compensation and are included in Change in fair value of bitcoin on the Consolidated Statements of Operations.

All additions of bitcoin during the periods presented were the result of bitcoin generated by the Company’s Bitcoin Mining operations and acquisitions on the open market. All dispositions of bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

Note 6. Investments

Equity method investment - marketable securities

During the year ended December 31, 2024, the Company acquired approximately 90.1 million common shares of Bitfarms Ltd. (“Bitfarms”) on the open market for approximately $203.8 million. During the year ended December 31, 2025, the Company sold all of its common shares of Bitfarms on the open market for net proceeds of approximately $106.1 million.

As of December 31, 2025, the Company no longer holds any Bitfarms common stock.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

On September 23, 2024, Bitfarms appointed an independent director to its board of directors that the Company proposed to be nominated and supported. As a result, for accounting purposes, the Company determined it had obtained the ability to exercise significant influence over its investment. Therefore, the Company began accounting for its investment under the equity method of accounting and elected to account for it at fair value. There were no intra-entity transactions, and therefore, no intra-entity profits or losses. Unrealized gains and losses were recognized in Other income (expense) on the Consolidated Statements of Operations. The fair value measurement of the Company’s investment in Bitfarms was based on quoted prices in an active market and valued at the closing price reported at the end of each period and thus represented a Level 1 measurement on the fair value hierarchy.

The following table presents information about the equity method investment - marketable securities (“marketable securities”):

Fair value as of January 1, 2025	$134,265
Net losses on marketable securities	(28,192)
Sales of marketable securities	(106,073)
Fair value as of December 31, 2025	$—

Convertible note

During the year ended December 31, 2023, the Company invested in a $4.5 million convertible note at face value. The convertible note has a three-year term and earns interest at a rate of 12.0% per annum, which may be paid in cash or in-kind, and converts into equity of the issuer of the convertible note at the end of the three-year term.

During the year ended December 31, 2025, the Company determined that no proceeds, including the return of the original investment and accrued interest, either as cash or the equity of the issuer, are expected to be received from the convertible note. As a result, an impairment loss of $5.8 million was recognized. The convertible note was legally outstanding as of December 31, 2025.

The convertible note is accounted for as an available-for-sale debt instrument and recognized at fair value in Other long-term assets on the Consolidated Balance Sheets. Unrealized changes in the fair value of the convertible note are recognized in Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss). Interest income is recognized within Interest income (expense) on the Consolidated Statements of Operations.

The fair value measurement of the convertible note was based on significant inputs not observable in the market and thus represented a Level 3 measurement on the fair value hierarchy.

The following table presents information about the convertible note:

Fair value as of January 1, 2025	$5,345
Accrued interest	633
Amortized costs basis	5,979
Unrealized holding gains (losses) recognized in accumulated other comprehensive income	(222)
Loss on convertible notes investment	(5,757)
Fair value as of December 31, 2025	$—

At issuance, the Company determined that the issuer of the convertible preferred note was a variable interest entity (“VIE”) and that the Company held a variable interest in the issuer of the convertible preferred note. The Company considered the amount it had contributed to the issuer, its lack of decision-making rights and control, among other factors, and concluded that it did not hold a controlling financial interest and did not have majority decision-making control. Therefore, the Company was not the primary beneficiary of the VIE, and as a result, was not required to consolidate the VIE.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 7. Property and Equipment

The following table presents the Company’s property and equipment:

	December 31,	December 31,
	2025	2024
Buildings and building improvements	$803,027	$715,862
Land rights and land improvements	160,333	10,904
Miners and mining equipment	945,700	927,866
Machinery and facility equipment	54,948	44,377
Office and computer equipment	4,132	3,081
Construction in progress	165,621	82,965
Total cost of property and equipment	2,133,761	1,785,055
Less accumulated depreciation	(605,045)	(446,268)
Property and equipment, net	$1,528,716	$1,338,787

During the year ended December 31, 2025, the Company recognized an impairment of $29.7 million on its property and equipment. Certain long-lead items previously included in Construction in progress related to the planned development of the Corsicana Facility and Rockdale Facility for bitcoin mining purposes were deemed to be impaired as a result of the Company’s decision to expand the Corsicana Facility and Rockdale Facility for data center application purposes instead.

No other impairments of property and equipment were recognized during the years ended December 31, 2025, 2024, and 2023.

Depreciation and amortization expense related to property and equipment totaled approximately $342.8 million, $206.2 million, and $246.5 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

Miners and mining equipment

As of December 31, 2025 and 2024, the Company had deployed miners in its Bitcoin Mining operations at each of its Facilities.

During the year ended December 31, 2023, the Company entered into the Master Agreement, to acquire miners from MicroBT. In 2023, 2024, and 2025, the Company executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 49.2 EH/s, for a total purchase price of approximately $779.5 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received by the second quarter of 2026, with deployment following on an ongoing basis.

During years ended December 31, 2025, 2024, and 2023, the Company sold various miners and mining equipment, for which the Company recognized gains (losses) of $2.3 million, $(17.4) million, and $(5.3) million, respectively, and are included in Loss (gain) on sale of equipment in the Consolidated Statements of Operations.

Casualty-related charges (recoveries), net

In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas. As of December 31, 2025, the Company estimated that total damages of $10.3 million had been incurred. During the years ended December 31, 2025, 2024, and 2023, the Company received net insurance recoveries of $0.2 million, $2.8 million, and $7.5 million, respectively, primarily related to the damage incurred at the Rockdale Facility. Recoveries are recognized when receipt is probable.

Construction in progress

In 2022, the Company initiated development of the Corsicana Facility to expand its Bitcoin Mining capabilities, on a 265-acre site in Navarro County, Texas, located near the Navarro Switch.

The initial phase of development of the Corsicana Facility involved the construction of immersion-cooled Bitcoin Mining infrastructure, including a high-voltage power substation and electrical and water transmission facilities to supply power and water to the facility. Operations for this initial phase of the development commenced in April 2024, following energization of the substation. As of December 31, 2024, the initial phase of the Corsicana Facility, including 400 MW of operational capacity, was complete, with deployed Bitcoin Mining infrastructure comprising of four operational buildings, Buildings A1, A2, B1, and B2. In

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

2025, deployment of immersion-cooled miners continued in Buildings A1, A2, B1, and B2, and development of the remaining 600 MW of capacity continued. The Company expects the Corsicana Facility to reach approximately one GW of developed capacity upon full buildout and it is being designed to support high-density compute workloads.

Land acquisitions

During the year ended December 31, 2025, the Company acquired various land parcels totaling approximately 663.1 acres for $52.4 million. The acquired land is located near the Corsicana Facility and the Kentucky Facility and is intended to be used by the Company for future data center application expansion opportunities.

During the year ended December 31, 2025, the Company purchased the land on which the Rockdale Facility is located for a total purchase price of $96.0 million. The land was previously subject to an operating lease (see Note 13. Leases). Upon purchase of the land and derecognition of the associated operating lease asset and liability, the excess of the remaining lease liability balance in excess of the right-of-asset of $0.7 million was recognized as a reduction to the carrying value of the purchased land, resulting in an initial carrying value of the land of $95.3 million. Concurrent with the acquisition of the land, the Company entered into a new Water Reservation Agreement for the Rockdale Facility (see Note 17. Commitments and Contingencies).

Note 8. Goodwill and Intangible Assets

Goodwill

The goodwill balance of $122.5 million and $121.9 million as of December 31, 2025 and 2024, was attributable to the assembled workforces of experienced personnel at Block Mining and E4A Solutions and synergies expected to be achieved as a result of the Company’s acquisitions (see Note 3. Acquisitions).

The Company did not recognize any impairments of its goodwill during the years ended December 31, 2025, 2024, and 2023.

Finite-lived intangible assets

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(4,938)	$24,462	10
Trademark	6,100	(2,156)	3,944	10
UL Listings	2,700	(919)	1,781	12
Patent licenses	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(18,073)	$30,187

The customer contracts and trademark were recognized as the result of the E4A Solutions Acquisition in December 2024 and the ESS Metron acquisition which occurred during the year ended December 31, 2021. The UL listings were recognized as the result of the ESS Metron acquisition which occurred during the year ended December 31, 2021.

The patent licenses, which are still being utilized by the Company, were acquired in 2022 and relate to technology being used in the development of the Corsicana Facility. The patent licenses were fully amortized over the term of the licenses, which expired on December 31, 2024.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(1,911)	$27,489	10
Trademark	6,100	(1,542)	4,558	10
UL Listings	2,700	(694)	2,006	12
Patent licenses	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(14,207)	$34,053

During the years ended December 31, 2025, 2024, and 2023, amortization expense related to finite-lived intangible assets was $3.9 million, $5.8 million, and $5.8 million, respectively.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of December 31, 2025:

2026	$3,775
2027	3,775
2028	3,775
2029	3,775
2030	3,775
Thereafter	11,312
Total	$30,187

The Company did not identify any impairment of its finite-lived intangible assets during the years ended December 31, 2025, 2024, and 2023.

Note 9. Power Supply Agreements

Rockdale Facility

Power Purchase Agreement

In May 2020, Whinstone entered into a long-term power purchase agreement (the “Rockdale PPA”) to provide power at fixed prices to the Rockdale Facility, via the nearby Sandow Switch. Pursuant to the Rockdale PPA, the Company agreed to acquire a total of 345 MW of long-term, fixed-price power, in multiple blocks, as follows: 130 MW contracted in May 2020, through April 30, 2030; 65 MW contracted in March 2022, through April 30, 2030; and 150 MW contracted in November 2022, through October 31, 2027. Additionally, the Rockdale PPA allows for the purchase of additional power at market prices, as needed.

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

During the years ended December 31, 2025, 2024, and 2023, the Company earned credits against future power costs in exchange for power resold of approximately $56.7 million, $33.7 million, and $71.2 million, respectively. These amounts are recorded in Power curtailment credits on the Consolidated Statements of Operations.

The Company determined the Rockdale PPA meets the definition of a derivative because it allows for net settlement. However, because the Company has the ability to offer the power back for sale outside of the Rockdale PPA, rather than taking physical delivery, the Company determined that physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Rockdale PPA. Accordingly, the Rockdale PPA (a non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value each reporting period in Derivative assets on the Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative assets on the Consolidated Statements of Operations. The Rockdale PPA is not designated as a hedging

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

instrument. The Facilities Agreement (as defined below), Demand Response Service Programs (as defined below), and the ERCOT 4CP program (the “4CP Program”) are not part of the Rockdale PPA and are therefore not subject to treatment and valuation as a derivative along with Rockdale PPA.

The terms of the Rockdale PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of December 31, 2025 and 2024, the margin-based collateral requirement of the Company was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling back unused or uneconomical power, the Company does not consider such actions to be trading activities.

Demand Response Services Programs

Concurrently with the Rockdale PPA, Whinstone entered into an interconnection agreement for the extension of delivery system transmission/substation facilities to facilitate delivery of electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under the Facilities Agreement were determined every 15 minutes using settlement information provided by ERCOT and recorded in Cost of revenue on the Consolidated Statements of Operations. During the year ended December 31, 2024, the construction of the interconnection was completed and power costs under the Facilities Agreement are no longer being incurred.

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

As of December 31, 2025, the Company held outstanding electricity futures contracts for 93,664 MWh with a combined fair value of $1.7 million included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. During the years ended

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024, combined realized and unrealized gains of $1.4 million and $0.3 million, respectively, were recognized in Other income (expense) on the Consolidated Statements of Operations.

During the year ended December 31, 2024, the Company’s subsidiary, Riot Corsicana, LLC, also entered into a requirements contract with MEMS Industrial Supply (“MEMSIS”) under which it will purchase retail power to meet the consumption requirements of the Corsicana Facility. Electric power will be invoiced by MEMSIS based upon the market price for electric power at the ERCOT North Load Zone, plus a retail adder corresponding to the peak consumption threshold of the Corsicana Facility, and pass-through charges (including ancillary charges, taxes, congestion, and line loss), based on the actual variable consumption of the Corsicana Facility. The contract, dated November 12, 2024, has a three-year term ending November 25, 2027. Although this contract does not require the supply of power at a fixed price, it allows the parties to enter into fixed-price contracts.

Under the requirements contract with MEMSIS, during the year ended December 31, 2024, Riot and MEMSIS entered into the Corsicana PPA, a three-year contract (January 1, 2025 through December 31, 2027, but excluding July and August contracts during the period) for a fixed quantity of 25 MW at a fixed price of $43.95 per MWh.

The Company determined the Corsicana PPA meets the definition of a derivative and, accordingly, the Corsicana PPA (a non-hedging derivative contract) is recorded at its estimated fair value each reporting period in Derivative assets on the Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative assets on the Consolidated Statements of Operations. The requirements contract is not designated as a hedging instrument.

Kentucky Facility

In April 2021, the Company’s subsidiary, Block Mining, entered into the Kentucky PPA to provide power to one of its locations in Kentucky. Pursuant to the Kentucky PPA, the Company has the ability, but not the obligation, to acquire up to a total of 67 MW of power at one of its facilities through mid-April 2041. The all-in power rate includes a portion of the total fee that is at a fixed rate and another portion that adjusts annually. The Company determined the Kentucky PPA does not meet the definition of a derivative because it does not contain any net settlement provisions.

Under the Kentucky PPA, the Company may elect not to utilize its long-term, fixed-price power for its operations, and instead elect to sell that power back into the MISO grid in exchange for credits against future power costs when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Services Programs and sales of power, to attempt to manage operating costs most efficiently.

Derivative Assets

The following table presents the unobservable inputs used in the valuation of the Derivative assets:

Valuation Date	Significant Unobservable Input	Range			Average
December 31, 2025	Forward prices (per MWh)	$36.09	-	$106.51	$55.70
December 31, 2024	Forward prices (per MWh)	$31.22	-	$95.58	$51.98

The following table presents changes in the estimated fair value of the Derivative assets:

Balance as of January 1, 2025	$149,495
Change in fair value of derivative assets:
Change due to future price curve	12,469
Change due to passage of time and settlements	(13,916)
Total change in fair value of derivative assets	(1,447)
Balance as of December 31, 2025	$148,048

The estimated fair values of the Rockdale PPA and Corsicana PPA are classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation, which include the fixed price of each block for all 345 MW of power to be delivered per the Rockdale PPA and 25 MW of power to be delivered per the Corsicana PPA, discounted cash flow estimation models containing quoted commodity exchange spot and forward prices in MWh and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Rockdale PPA, which is scheduled to end as of April 30, 2030, and the term of the Corsicana PPA, which is scheduled to end as of December 31, 2027, and a discount rate of 23.7%. Actual power usage is not a

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

variable input in the determination of the fair value as the price and quantity of power to be delivered per the Rockdale PPA and the Corsicana PPA are fixed despite the existence of multiple blocks with separate power amounts.

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

Note 10. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of January 1, 2025	$4,495
Additions	213,595
Reclassifications to property and equipment	(165,431)
Balance as of December 31, 2025	$52,659
Security deposits:
Balance as of January 1, 2025	$25,620
Additions	436
Deposits returned	(2,204)
Balance as of December 31, 2025	23,852
Total long-term deposits	$76,511

Deposits on equipment

During the years ended December 31, 2025 and 2024, the Company made deposits and advance payments of $208.0 million and $364.8 million, respectively, to MicroBT for the purchase of miners and made deposits of $5.6 million and $77.7 million, respectively, for the purchases of other property and equipment, primarily consisting of electrical components and immersion tanks used in the development of the Corsicana Facility. During the years ended December 31, 2025 and 2024, the Company reclassified $158.2 million and $540.4 million, respectively, of deposits made to MicroBT and $7.2 million and $82.9 million, respectively, of other deposits to property and equipment in connection with the receipt of the equipment (see Note 7. Property and Equipment).

Security deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of December 31, 2024, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the Rockdale PPA, resulting in a total of 345 MW under contract at fixed prices at the Rockdale Facility (see Note 9. Power Supply Agreements).

The Company has other security deposits totaling approximately $0.9 million for its offices and facilities. During the year ended December 31, 2025, $1.8 million associated with its ground lease was returned to the Company following the Company’s purchase of the land subject to that lease.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 11. Accrued Expenses

The following table presents the Company’s accrued expenses:

	December 31,	December 31,
	2025	2024
Property and equipment	$51,288	$5,790
Power related costs	27,006	19,636
Compensation	20,940	21,218
Insurance	40	11,672
Sales and property tax payable	11,228	9,356
Legal Settlement	20,000	—
Other	12,350	8,000
Total accrued expenses	$142,852	$75,672

Note 12. Debt

The following table presents the Company’s outstanding debt:

	December 31,	December 31,
	2025	2024
Outstanding principal:
2030 Notes	$594,383	$594,383
$50 Million Credit Facility	34,272	—
$20 Million Credit Facility	20,000	—
$200 Million Credit Facility	200,000	—
CPACE Note Payable	5,009	5,323
Total outstanding principal	853,664	599,706
Less unamortized debt issuance costs	(12,868)	(15,081)
Debt, net	$840,796	$584,625

Current portion of debt	$253,887	$314
Debt, less current portion	586,909	584,311
Debt, net	$840,796	$584,625

2030 Notes

In December 2024, the Company sold $594.4 million aggregate principal of the 2030 Notes. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2025. The notes mature on January 15, 2030, unless earlier repurchased, redeemed, or converted.

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

The Company will settle any conversions of the 2030 Notes by paying or delivering cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The 2030 Notes are convertible based upon an initial conversion rate of 67.2767 shares of the Company's common stock per $1,000 principal amount of the 2030 Notes, equivalent to an initial conversion price of approximately $14.86 per share of Company common stock. The conversion rate is subject to adjustment upon the occurrence of certain anti-dilutive events.

The Company incurred $15.2 million of issuance costs related to the 2030 Notes, which are amortized into Interest expense, (income) on the Consolidated Statements of Operations over the term of the 2030 Notes. The 2030 Notes are recognized as long-term debt on the Consolidated Balance Sheets, net of unamortized debt issuance costs. As of December 31, 2025, the amount recognized was $582.2 million ($594.4 million principal less $12.1 million of unamortized debt issuance costs). As of December 31, 2024, the amount recognized was $579.3 million ($594.4 million principal less $15.1 million of unamortized debt issuance costs).

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2025 and 2024, the Company recognized $3.0 million and $0.2 million, respectively, of amortization of the deferred issuance costs.

As of December 31, 2025, the 2030 Notes had an estimated fair value of approximately $669.6 million. The estimated fair value is based on quoted prices in an active market and valued at the closing price reported at the end of the period and thus represents a Level 1 measurement on the fair value hierarchy.

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

Concurrent with entry into the $50 Million Credit Facility, as required by the agreement, the Company pledged as security $50.0 million in cash collateral, depositing the funds into a control account maintained by the lender. The balance maintained in the control account is included in Restricted cash on the Consolidated Balance Sheets. Variable interest, equal to approximately 3.4% per annum as of December 31, 2025, is earned by the Company on the amount held in the control account.

During the years ended December 31, 2025 and 2024, the Company recognized interest expense of $1.5 million and $0.0 million, respectively, related to the $50 Million Credit Facility.

The following is a summary of the activity of revolving line of credit under the $50 Million Credit Facility:

	December 31,	December 31,
	2025	2024
Total revolving credit facility	$50,000	$50,000
Revolving loans:
Borrowings outstanding at end of period	$34,272	$—
Weighted average daily borrowings during the period ended	$26,094	$—
Maximum daily borrowings during the period ended	$41,000	$—
Weighted average interest rate during the period ended	5.5%	5.6%
Interest rate at end of the period	5.1%	5.6%

Letters of credit issued	$15,171	$8,400
Total available capacity	$557	$41,600

$20 Million Credit Facility

In August 2024, the Company entered into a two-year $20.0 million Revolving Credit Facility (“$20 Million Credit Facility”) expiring on August 2, 2026. Revolving Loans borrowed by the Company under the $20 Million Credit Facility carry a per annum interest rate of 1.60% plus the Secured Overnight Financing Rate. Letters of Credit issued under the $20 Million Credit Facility have a one-year term and incur fees of 1.5% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the issuance of cash collateral by the Company equal to 105% of the Letter of Credit exposure.

Concurrent with entry into the $20 Million Credit Facility, as required by the agreement, the Company pledged as security $20.0 million in cash collateral, depositing the funds into a control account maintained by the lender. The balance maintained in the control account is included in Restricted cash on the Consolidated Balance Sheets. Variable interest, equal to approximately 3.1% per annum as of December 31, 2025, is earned by the Company on the amount held in the control account.

During the years ended December 31, 2025 and 2024, the Company recognized interest expense of $0.9 million and $0.0 million, respectively, related to the $20 Million Credit Facility.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2025 and 2024, the Company had no letters of credit issued under the $20 Million Credit Facility.

The following is a summary of the activity of the revolving line of credit under the $20 Million Credit Facility:

	December 31,	December 31,
	2025	2024
Total revolving credit facility	$20,000	$20,000
Borrowings outstanding at end of period (a)	20,000	—
Weighted average daily borrowings during the period ended	14,904	—
Maximum daily borrowings during the period ended	20,000	—
Weighted average interest rate during the period ended	5.8%	4.0%
Interest rate at end of the period	5.3%	4.0%

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

All amounts borrowed under the $200 Million Credit Facility will bear interest at an annual rate equal to (a) the greater of (i) the federal funds rate on the date of the applicable borrowing, and (ii) 3.25%, plus (b) 4.50%. The $200 Million Credit Facility has a term of one year following commencement, but the Company may request that the maturity date be extended by an additional one-year term, subject to consent by Coinbase Credit. Amounts borrowed under the $200 Million Credit Facility are secured by a portion of the Company’s total bitcoin holdings. Such pledged collateral shall not be used by the lender to secure any other loan account.

As of December 31, 2025, 3,977 of the Company’s bitcoin were pledged as collateral to secure the $200 Million Credit Facility. These bitcoin are recorded in Restricted bitcoin on the Consolidated Balance Sheets.

During the year ended December 31, 2025, the Company recognized interest expense on the $200 Million Credit Facility of $13.2 million and $1.6 million of amortization of deferred issuance costs. The interest rate as of December 31, 2025 was 8.3%.

In February 2026, due to the decline in bitcoin prices, the Company was required to pledge an additional 1,825 bitcoin as collateral, for a total of 5,802 bitcoin pledged.

Note Payable

As part of the Block Mining Acquisition, the Company assumed a $5.7 million note payable with a fixed rate of 8.81%. The note matures in December 2035, with annual principal and accrued interest payments due, which began on December 31, 2024.

The following table presents the future minimum principal payments due on the note payable as of December 31, 2025:

2026	$343
2027	373
2028	405
2029	443
2030	482
Thereafter	2,963
Total	$5,009

As of December 31, 2025, the note payable had an estimated fair value of approximately $4.8 million. The fair value measurement of the note payable is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the convertible note as of December 31, 2025, primarily consisted of an interest rate range of 8.9% to 10.5%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 13. Leases

Operating Leases

As of December 31, 2025, the Company had operating leases primarily for its various offices, the manufacturing facilities of ESS Metron and E4A Solutions, and the Kentucky Facility, all of which expire on various dates through July 2035.

During the year ended December 31, 2025, the Company purchased the Rockdale Facility that was previously subject to a ground lease, resulting in the termination of the ground lease and derecognition of the associated operating lease right-of-use asset of $10.4 million and operating lease liability of $11.2 million.

As of December 31, 2025 and 2024, operating lease right-of-use assets were $26.7 million and $27.5 million, respectively, and operating lease liabilities were $26.0 million and $28.5 million, respectively.

Finance Lease

During the year ended December 31, 2025, the Company entered into a lease for equipment located at the Kentucky Facility. Title to the leased equipment will transfer to the Company at the conclusion of the lease, which expires on December 31, 2029.

As of December 31, 2025, the finance lease right-of-use asset was $3.4 million and there was no remaining finance lease liability.

The following table presents the components of the Company’s lease expense. Ground and facilities lease expenses are included in Cost of revenue, office lease expenses are included in Selling, general, and administrative, and finance leases are amortized into Depreciation and amortization on the Consolidated Statements of Operations:

	Years Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$150	$—	$—
Operating lease cost	8,544	4,965	3,747
Variable lease cost	$722	$646	$240
Total lease expense	$9,416	$5,611	$3,987

The following table presents supplemental lease information:

	Years Ended December 31,
	2025	2024	2023
Operating leases net operating cash outflows	$9,610	$5,498	$3,522
Right-of-use assets exchanged for new operating lease liabilities	$15,989	$10,987	$1,249
New right-of-use assets associated with finance leases	$3,595	$—	$—
Weighted-average remaining lease term – operating leases	4.7	6.0	7.5
Weighted-average discount rate – operating leases	7.4%	7.1%	6.7%

The following table presents the Company’s future minimum operating lease payments as of December 31, 2025:

Office and other leases
2026	$8,012
2027	7,425
2028	6,910
2029	5,065
2030	1,520
Thereafter	1,172
Total undiscounted lease payments	30,104
Less present value discount	(4,144)
Present value of lease liabilities	$25,960

dd

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

As of December 31, 2025 and 2024, no shares of the Company’s 0% Series B Convertible Preferred Stock were outstanding.

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

During the year ended December 31, 2025, approximately 1.5 million shares of common stock vested or were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). The Company withheld approximately 0.3 million of these shares, with a fair value of approximately $4.3 million, to cover taxes related to the settlement of these vested RSAs and RSUs, as permitted by the 2019 Equity Incentive Plan.

ATM Program

2025 ATM Program

In December 2025, the Company established the 2025 ATM Program, under which it could offer and sell up to $500.0 million in shares of the Company’s common stock.

During the year ended December 31, 2025, no shares were sold under the 2025 ATM Program and, as of December 31, 2025, all $500.0 million in shares of the Company’s common stock were available for sale.

August 2024 ATM Program

In August 2024, the Company established the August 2024 ATM Program, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the year ended December 31, 2025, the Company received net proceeds of approximately $207.7 million ($212.7 million of gross proceeds, net of $5.0 million in commissions and expenses), from the sale of 16,748,832 shares of its common stock at a weighted average fair value of $12.70 under the August 2024 ATM Program. Effective December 30, 2025, the Company terminated the prior sales agreement, dated as of August 9, 2024, associated with the August 2024 ATM Program. There were no costs or payments associated with the early termination. No additional shares of common stock will be offered or sold under the August 2024 ATM Program.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2024, the Company received net proceeds of approximately $380.0 million ($387.8 million of gross proceeds, net of $7.8 million in commissions and expenses), from the sale of 41,336,261 shares, of its common stock at a weighted average fair value of $9.38 per share, under the August 2024 ATM Program.

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

The warrants are recognized as a liability with a fair value of zero upon issuance and a redemption value of zero as of December 31, 2025 and 2024.

2025 Transactions

During the year ended December 31, 2025, approximately 3.5 million shares of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, and net of tax withholding, were issued. The Company withheld approximately 0.3 million shares of the common stock issued upon vesting, with a fair value of approximately $4.3 million, to cover the withholding taxes

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

related to the settlement of these vested restricted stock awards, as permitted by the 2019 Equity Incentive Plan. See Note 15. Stock-Based Compensation, for a complete description of the 2019 Equity Incentive Plan.

During the year ended December 31, 2025, the Company issued approximately 7.0 million shares with a value of $49.0 million as consideration for the acquisition of certain assets in the Rhodium Settlement (see Note 3. Acquisitions).

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

2023 Transactions

During the year ended December 31, 2023, approximately 0.8 million shares of restricted stock, net of forfeitures and delivery of common stock underlying the stock awards, and net of tax withholding, were issued. The Company withheld approximately 1.3 million shares of the common stock issued upon vesting, with a fair value of approximately $14.0 million, to cover the withholding taxes related to the settlement of these vested restricted stock awards, as permitted by the 2019 Equity Incentive Plan.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2025, the Company had 10,337,176 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

The following table presents the Company’s stock-based compensation expense by category:

	Years Ended December 31,
	2025	2024	2023
Performance-based stock awards and units	$105,495	$99,178	$(4,703)
Service-based stock awards and units	19,327	26,026	36,873
Stock options	889	—	—
Total stock-based compensation	$125,711	$125,204	$32,170

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

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2025	19,615,388	$13.03
Granted	1,873,681	$8.25
Vested	—	$—
Forfeited	(358,410)	$8.99
Balance as of December 31, 2025	21,130,659	$12.68

During the year ended December 31, 2024, the Company granted 18,089,198 performance-based RSAs with a grant date fair value of $224.1 million. During the year ended December 31, 2023, the Company granted 2,076,340 performance-based RSAs with a grant-date fair value of $36.3 million.

As of December 31, 2025, there was approximately $73.9 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.9 years.

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2025	1,769,038	$12.55
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of December 31, 2025	1,769,038	$12.55

During the year ended December 31, 2024, the Company granted 1,522,612 performance-based RSUs with a grant date fair value of $17.4 million. During the year ended December 31, 2023, the Company granted 246,426 performance-based RSUs with a grant date fair value of $4.8 million.

As of December 31, 2025, there was approximately $5.7 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.9 years.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Service-Based Awards and Units

Service-based awards vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2025	2,712,859	$11.76
Granted	1,818,886	$10.13
Vested	(1,313,243)	$11.55
Forfeited	(207,282)	$10.31
Balance as of December 31, 2025	3,011,220	$10.97

During the year ended December 31, 2024, the Company granted 8,172,345 service-based RSAs with a grant date fair value of $81.9 million. During the year ended December 31, 2023, the Company granted 1,313,925 service-based RSAs with a grant date fair value of $20.3 million.

As of December 31, 2025, there was approximately $24.7 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.5 years.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2025	362,425	$12.29
Granted	35,187	$12.01
Vested	(167,201)	$12.65
Forfeited	—	$—
Balance as of December 31, 2025	230,411	$12.00

During the year ended December 31, 2024, the Company granted 294,608 service-based RSUs with a grant date fair value of $2.9 million. During the year ended December 31, 2023, the Company granted 155,213 service-based RSUs with a grant date fair value of $3.0 million.

As of December 31, 2025, there was approximately $1.9 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.3 years.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The Company estimated the fair value of the stock option awards on the date of grant using the Black-Scholes option-pricing model, utilizing the following inputs:

●	The grant date exercise price/strike price of $8.07, equal to the closing market price of the Company’s common stock on the date of the grant;
●	An expected award term of approximately five years determined using the simplified method, which uses the midpoint between the vesting period and the contractual term;
●	Contractual term of approximately five years based on the expiration date of vested awards;
●	A risk-free rate of 3.93% based on U.S. Treasury yields over the expected life of the options granted; and
●	Expected volatility of future equity of 94.7% based on the average of the Company’s own historical volatility over the past five years and the implied volatility over the five-year term.

The following table presents a summary of the activity of the stock options:

	Number of Options	Exercise Price
Balance as of January 1, 2025	—	$—
Granted	1,166,861	$8.07
Vested	—	$—
Forfeited	—	$—
Balance as of December 31, 2025	1,166,861	$8.07

As of December 31, 2025, there was approximately $6.1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 4.0 years. The weighted average remaining contractual term of the options is approximately 5.0 years.

The intrinsic value of the stock options was approximately $5.4 million. The intrinsic value is calculated as the difference between the Company’s closing stock price of $12.67 on December 31, 2025, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holder, had the holder been able to exercise the options on December 31, 2025.

Subsequent Awards

In January 2026, the Company granted 5.1 million performance-based RSAs. The awards are eligible to vest, if at all, over a three-year performance period based on the Company’s TSR as compared to the Index TSR through December 31, 2028. The TSR Awards have a vesting range of 0% to 200% of the recipient’s target award, which is calculated based on the difference between the Company’s TSR and the Index TSR over the three-year performance period, subject to the recipient’s continuous employment with the Company through the third anniversary of the award’s grant date. The awards have an aggregate grant date fair value of approximately $45.7 million.

In January 2026, the Company granted 2.5 million service-based RSAs. These awards are eligible to vest in one-third annual installments over a three-year service period commencing on the award’s grant date, subject to the recipient’s continuous employment with the Company through the applicable vesting dates. The awards have an aggregate grant date fair value of $32.3 million.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of December 31, 2025
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,227,462	$1,227,462	$—	$—
Restricted bitcoin(a)	$347,979	$347,979	$—	$—
Derivative assets(b)	$148,048	$—	$—	$148,048
Contingent consideration liabilities(c)	$8,195	$—	$—	$8,195

	Fair value measured as of December 31, 2024
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,654,468	$1,654,468	$—	$—
Derivative assets(b)	$149,495	$—	$—	$149,495
Contingent consideration liabilities(c)	$26,855	$—	$—	$26,855
Equity method investment - marketable securities(d)	$134,265	$134,265	$—	$—
Convertible note(d)	$5,345	$—	$—	$5,345

(a)	See Note 5. Bitcoin
(b)	See Note 9. Power Supply Agreements
(c)	See Note 17. Commitments and Contingencies
(d)	See Note 6. Investments

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Assets and liabilities not measured at fair value on a recurring basis:

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 17. Commitments and Contingencies

Commitments

Miners and mining equipment

Through December 31, 2025, the Company paid a total of $779.9 million in deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described in Note 7. Property and Equipment. As of December 31, 2025, the Company had a remaining commitment of $29.4 million for the purchase of miners, which is expected to be paid through the first half of 2026.

Infrastructure

During 2024, the Company entered into agreements related to water supply infrastructure for the Corsicana Facility resulting in total remaining commitments of approximately $6.7 million. The Company expects to incur these costs throughout 2026.

In January 2026, the Company entered into an agreement for the purchase of electrical equipment for approximately $67.2 million. The equipment is expected to be delivered through 2027, with payment due upon delivery.

Operating leases

The Company leases its primary office locations and the Kentucky Facility under non-cancelable lease agreements that expire on varying dates through 2032. For additional information see Note 13. Leases.

Water reservation agreement

During the year ended December 31, 2025, in conjunction with the purchase of the Rockdale Facility land (see Note 7. Property and Equipment), the Company entered into a water reservation agreement to secure a certain quantity of non-potable water from a nearby lake to be used by the Company at the Rockdale Facility. The water reservation agreement runs through January 2049 and requires annual payments of approximately $1.4 million. The Company concluded that the water reservation agreement was not a lease or a derivative instrument.

The Company had a previous water agreement associated with its ground lease to supply water to the Rockdale Facility. That agreement was terminated upon the purchase of the land by the Company and termination of the ground lease.

Contingent consideration liabilities

Block Mining

As part of the Block Mining Acquisition, the sellers are eligible to earn an additional $32.5 million in potential earn-out targets, payable in cash or stock, if certain milestones are reached by December 31, 2025 (See Note 3. Acquisitions). This contingent consideration had an acquisition date fair value of $26.1 million.

As of December 31, 2025, the Block Mining Acquisition contingent consideration had an estimated fair value of $6.2 million, recognized on the Consolidated Balance Sheets in Contingent consideration liabilities, current portion. The fair value measurement as of December 31, 2025, is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, a risk-free interest rate of approximately 5% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1% based on the median of Investment Grade High Yield Debt Instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of December 31, 2024, the Block Mining Acquisition contingent consideration had an estimated fair value of $23.6 million.

E4A Solutions

As part of the E4A Solutions Acquisition, the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ adjusted EBITDA, calculated as 2.65 times the amount the average adjusted EBITDA exceeds the established earn-out threshold during the two years ending December 31, 2026, payable in cash or Riot common stock at the Company’s discretion. This contingent

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

consideration was recognized as the acquisition date fair value of $2.6 million.

As of December 31, 2025, the E4A Solutions Acquisition contingent consideration had an estimated fair value of $2.0 million. It is recognized at fair value on the Consolidated Balance Sheets in Contingent consideration liabilities, less current portion. The fair value measurement as of December 31, 2025 is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, risk-free rates ranging from 3.5% to 3.6% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1.9% based on the median of investment grade and high yield debt instruments with a Standard & Poor’s BB- credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of December 31, 2024, the E4A Solutions Acquisition contingent consideration had an estimated fair value of $2.6 million.

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

As part of the acquisition of Whinstone, the Company was obligated to pay the seller up to $86.0 million, net of income taxes, (undiscounted) of additional consideration if certain power credits are received or realized by the Company arising from the February 2021 weather event. Upon the acquisition of Whinstone, the estimated fair value of the contingent consideration was approximately $83.0 million.

The estimated fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement.

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

As of December 31, 2024, approximately $1.2 million of remaining future power credits were expected to be received. As of December 31, 2025, the Company believes approximately all credits have been received and the associated remaining contingent consideration asset and liability balances as of December 31, 2025 are zero.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the changes in the estimated fair value of the Company’s contingent consideration liabilities:

Balance as of January 1, 2025	$26,855
Change in contingent consideration	(589)
Change in fair value of contingent consideration	(18,071)
Balance as of December 31, 2025	$8,195

For the years ended December 31, 2024 and 2023 the change in fair value of the contingent consideration was $2.5 million and less than $0.1 million.

Contingencies

Legal Proceedings

The Company, and our subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to our business and transactions arising in the ordinary course of business. We cannot predict the final outcome of such proceedings. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including direct, consequential, exemplary, and/or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by our insurance program. We maintain property and various types of liability insurance in an effort to protect ourselves from such claims. In terms of any matters where there is no insurance coverage available to us, or where coverage is available and we maintain a retention or deductible associated with such insurance, we may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by us on the Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statements, then we disclose the range of possible loss. Costs related to the defense of such claims are recorded by us as they are incurred. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting our defense of such matters. On the basis of current information, we do not believe there is a reasonable possibility that any material loss, if any, will result from any claims, lawsuits and proceedings to which we are subject to either individually, or in the aggregate.

Intellectual Property Disputes

Malikie Innovations Patent Dispute

On December 12, 2025, Malikie Innovations Ltd. (“Malikie”) and Key Patent Innovations Ltd. (together with Malikie, the “Plaintiffs”) filed suit against the Company, Foundry Digital LLC, Fortitude Mining, LLC, and Cipher Mining Inc. (collectively, the “Defendants”) in the United States District Court for the Western District of Texas in the case captioned 7:25-CV-00567. The Plaintiffs allege that the Defendants’ Bitcoin transactions infringe on certain patents owned by the Plaintiffs and seek injunctive relief and an unspecified amount of damages, including pre and post-judgment interest. The Company has engaged counsel and is working with its counsel to evaluate and defend the Company from this infringement claim. The Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such outcome, at this time.

Green Revolution Cooling Patent Dispute

On March 22, 2024, Green Revolution Cooling, Inc. (“GRC”) filed a complaint against the Company in the Western District of Texas (Case No. 6:24-CV-152), for patent infringement. More specifically, GRC has alleged that the immersion cooling systems provided to the Company by third parties infringe GRC’s U.S. Patent Nos. 9,992,914 (the “’914 Patent”) and 10,123,463 (the “’463 Patent”). GRC seeks monetary damages through the time of trial, in excess of $52.0 million.  GRC also seeks an injunction against using all products that allegedly infringe the ’914 Patent and the ’463 Patent, or in lieu of an injunction, an award of a compulsory post-trial royalty of $0.01 per kWh of power used by the immersion cooled buildings. This matter is currently set for trial in the Western District of Texas on April 13, 2026.  The Company’s counsel is defending the Company from this infringement claim and has filed a motion for summary judgment on GRC’s infringement claims, along with other motions. The Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such outcome, at this time.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Legacy Hosting Customer Disputes

SBI

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint in the United States District Court for the Western District of Texas (Case No. 6:23-cv-252), which it later amended, against Whinstone alleging breach of contract, fraud, and negligent bailment claims related to a colocation services agreement between Whinstone and SBI that was terminated in 2021. On July 21, 2023, Whinstone filed a motion to dismiss the amended complaint, which was denied on October 25, 2023. On November 25, 2024, Whinstone asserted counterclaims for breach of contract and fraudulent inducement. SBI attempted to update its alleged damages to over $350.0 million in purported lost profits through an updated expert report which the court has since stricken. Notwithstanding, SBI attempted to recover over $175.0 million in purported lost profits (a substantial amount of which is comprised from appreciation in Bitcoin prices), which has been previously disclosed, and more than $50.0 million in equipment replacement cost, plus exemplary damages, reasonable attorneys’ fees, costs, expenses, and pre- and post-judgment interest. Whinstone believes many of the claims are barred or waived, and that all of SBI’s claims substantively lack merit, and Whinstone plans to vigorously contest the same, as appropriate. On February 2, 2026, the court granted the Company’s motion for summary judgment in part, disallowing the use of appreciated Bitcoin prices in SBI’s damages model. On February 9, 2026, trial commenced before Magistrate Gilliland in the Western District of Texas. On February 16, 2026, the Company and SBI verbally agreed to a global settlement of all existing or future claims between the parties (the "SBI Settlement"). In consideration for the SBI Settlement, the Company agreed to pay SBI a total sum of $20.0 million in cash.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet Group, Inc., (collectively “GMO”) filed a complaint against Whinstone alleging breach of a colocation services agreement between GMO and Whinstone, which has since been terminated, seeking damages in excess of $150.0 million for lost profit and profit sharing payments GMO alleges it was owed from Whinstone. The case is pending in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-JPC). Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25.0 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496.0 million in damages, for loss of future profits and future profit sharing payments GMO alleges would have been received through the term of the agreement, based on Whinstone’s allegedly wrongful termination of the colocation services agreement as of June 29, 2023. On August 26, 2025, GMO filed its fifth amended complaint including the Company as a defendant. On September 29, 2025, the Company filed a motion to dismiss the fifth amended complaint, and that motion is currently pending before the court. On January 8, 2026, Whinstone filed a motion for summary judgment seeking dismissal of almost all claims against it, and GMO filed a motion for partial summary judgment on certain issues. Briefing on these motions is ongoing and has not been completed as of the date of this filing. The Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

Note 18. Income Taxes

The following table presents the components of the net income (loss) before provision for income taxes:

	For the years ended December 31,
	2025	2024	2023
Domestic	$(663,331)	$110,145	$(54,565)
Foreign	—	—	—
Income (loss) before provision for income taxes	$(663,331)	$110,145	$(54,565)

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the components of income tax benefit (expense):

	As of December 31,
	2025	2024	2023
Current:
US Federal	$—	$—	$—
US State	150	(744)	48
Foreign	—	—	—
Total current benefit (expense)	$150	$(744)	$48
Deferred:
US Federal	$—	$—	$5,045
US State	—	—	—
Foreign	—	—	—
Total deferred benefit	—	—	5,045
Total benefit (expense) for income taxes	$150	$(744)	$5,093

The following table presents the tax effects of temporary differences and tax loss and credit carryforwards that give rise to significant portions of deferred tax assets and liabilities:

	As of December 31,
	2025	2024
Deferred income tax assets:
Operating lease liability	$5,523	$6,372
Deferred revenue	—	3,497
Stock compensation	9,160	4,799
Intangible assets	6,313	7,079
Net operating losses	170,914	202,871
Other deferred tax assets	7,098	2,515
Total deferred tax assets	199,008	227,133
Valuation allowance	(143,200)	(12,508)
Net deferred tax assets	55,808	214,625

Deferred income tax liabilities:
Derivative assets	(31,496)	(33,379)
Right-of-use assets	(5,685)	(6,139)
Fixed assets	(7,586)	(30,725)
Bitcoin	(8,424)	(125,471)
LT Investments	—	(3,281)
Unrealized G/L	—	(15,499)
Other deferred tax liabilities	(2,617)	(131)
Total deferred tax liabilities	(55,808)	(214,625)
Net deferred tax assets (liabilities)	$—	$—

The Company has approximately $778.3 million and $207.9 million of federal and state tax Net Operating Losses (“NOLs”), respectively, that may be available to offset future taxable income. Federal and state net operating loss carryforwards of $130.1 million and $116.9 million, respectively, if not utilized, expire between 2026 and 2045. Under the Tax Cuts and Jobs Act, $648.2 million federal and $91.0 million state NOLs incurred after December 31, 2017 are carried forward indefinitely, but may be limited in utilization to 80% of taxable income.

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

The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2021 through 2024, although carryforward attributes that were generated prior to tax year 2021 may still be adjusted upon examination by the IRS

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

or state tax authorities if they either have been or will be used in a future period. Currently, no federal or state income/franchise tax returns are under examination by the respective taxing authorities.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that such assets will be realized, which depends on the generation of future taxable income during the periods in which those temporary differences become deductible. This assessment includes consideration of the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies. Continued operating losses and updated forecasts indicating insufficient future taxable income resulted in an increase in the valuation allowance of approximately $130.7 million during the year ended December 31, 2025, and a full valuation allowance on deferred tax assets as of December 31, 2025 and 2024.

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2025, and 2024. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended December 31, 2025, and 2024.

The following table reconciles the income tax benefit (expense) based on the U.S. federal statutory rate with actual income tax benefit (expense), updated per the requirements of ASU 2023-09 (see Note 2. Significant Accounting Policies and Recent Accounting Pronouncements):

	For the year ended December 31,
	2025
Federal tax (benefit) at statutory rate	$(139,175)	21.0%
State tax (benefit), net of federal benefit	(148)	0.0%
Change in Valuation Allowance	123,380	(18.6)%
Nontaxable or Nondeductible Items	—	0.0%
Executive Compensation Disallowance	22,386	(3.4)%
Other	(3,799)	0.6%
Other Adjustment	(2,794)	0.4%
Total provision for (benefit from) income taxes	$(150)	0.0%

The following table reconciles the income tax benefit (expense) based on the U.S. federal statutory rate with actual income tax benefit (expense), prior to adoption of ASU 2023-09:

	For the years ended December 31,
	2024		2023
Federal statutory rate	$(23,410)	21.3%	$11,459	21.0%
State and local taxes, net of federal taxes	(2,087)	(1.9)%	42	(0.1)%
Contingent payment	—	0.0%	5,045	9.2%
Section 162m compensation	(25,093)	22.8%	(21,315)	(39.1)%
Stock compensation	(7)	0.0%	2,648	4.9%
Return to provision	285	(0.3)%	(2,760)	(5.1)%
Rate change on deferreds	(3,441)	3.1%	3,919	7.2%
Deferred adjustment	—	0.0%	(36,159)	(66.3)%
Other	(84)	(0.1)%	(244)	(0.4)%
Change in valuation allowance	53,093	(48.2)%	42,458	77.8%
Income tax benefit (expense)	$(744)	0.7%	$5,093	9.3%

The following table presents total income taxes paid, net of refunds, by jurisdiction:

For the year ended December 31,
2025
Federal	$—
Texas	960
Total income taxes paid, net of refunds	$960

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 19. Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (“EPS”):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$(663,181)	$109,401	$(49,472)
Interest incurred on the 2030 Notes, net of income taxes	—	382	—
Numerator for diluted EPS	$(663,181)	$109,783	$(49,472)

Denominator:
Denominator for basic EPS - weighted average shares outstanding	340,719,298	275,980,010	175,026,051
Effect of dilutive securities:
Unvested RSAs	—	2,553,095	—
Unvested RSUs	—	404,730	—
2030 Notes	—	39,988,127	—
Dilutive potential common shares	—	42,945,951	—
Denominator for diluted EPS - adjusted weighted average shares outstanding	340,719,298	318,925,961	175,026,051

Basic EPS	$(1.95)	$0.40	$(0.28)
Diluted EPS	$(1.95)	$0.34	$(0.28)

The following table presents potentially dilutive securities that are not included in the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive:

	Years Ended December 31,
	2025	2024	2023
Warrants to purchase common stock	63,000	63,000	63,000
Unvested RSAs(a)	24,141,879	—	9,824,546
Unvested RSUs	1,999,449	—	401,639
Stock options	1,166,861	—	—
2030 Notes	39,988,127	—	—
Total	67,359,316	63,000	10,289,185

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

Note 20. Segment Information

The Company has two reportable segments: Bitcoin Mining and Engineering. The reportable segments are identified based on the types of services performed. No operating segments have been aggregated to form the reportable segments.

Gross profit (loss) is the segment performance measure the CODM uses to assess the Company’s reportable segments and is calculated before the elimination of intersegment profits. The CODM is the Company’s CEO. The CODM uses segment gross profit (loss) to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s two reportable segments.

Prior to 2024, the Company had a Data Center Hosting reportable segment but has since terminated all contracts with its Data Center Hosting customers. Commencing in the three months ended March 31, 2024, the CODM ceased analyzing the performance of the Data Center Hosting operations and the Company ceased reporting Data Center Hosting as a separate reportable business segment. The Company has no plans to offer data center hosting bitcoin mining services to new customers. All residual revenue and costs of

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

revenue related to Data Center Hosting incurred during the years ended December 31, 2025 and 2024 are included in Revenue: Other and Cost of Revenue: Other on the Consolidated Statements of Operations.

Other than the $97.2 million of goodwill from the Block Mining Acquisition allocated to the Bitcoin Mining segment and $25.3 million of goodwill from the E4A Solutions Acquisition allocated to the Engineering segment, the Company does not allocate assets to the reporting segments because its assets are managed on an entity-wide basis and, therefore, does not separately disclose the total assets of its reportable operating segments.

The Bitcoin Mining segment generates revenue from the bitcoin earned through its Bitcoin Mining activities. The Engineering segment generates revenue through customer contracts for custom-engineered electrical products and services. All Revenue: Other revenue is from external customers.

All revenue and cost of revenue from intersegment transactions have been eliminated in the Consolidated Statements of Operations.

The following tables present segment revenue and segment gross profit (loss), including the significant expense items reviewed by the CODM:

Year Ended December 31, 2025

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$576,276	$64,688	$640,964
Intersegment revenue	—	29,754	29,754
Segment revenue	576,276	94,442	670,718

Reconciliation of revenue
Other revenue(a)			6,471
Elimination of intersegment revenue			(29,754)
Total consolidated revenue			647,435

Less:
Power	281,396	—	281,396
Compensation	18,921	—	18,921
Insurance on miners	5,848	—	5,848
Ground rent and related water and property tax	16,994	—	16,994
Materials	—	20,290	20,290
Labor	—	5,509	5,509
Other segment items(b)	15,852	25,094	40,946
Segment gross profit (loss)	$237,265	$43,549	$280,814

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Year Ended December 31, 2024

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$321,002	$38,491	$359,493
Intersegment revenue	—	7,979	7,979
Segment revenue	321,002	46,470	367,472

Reconciliation of revenue
Other revenue(a)			17,165
Elimination of intersegment revenue			(7,979)
Total consolidated revenue			376,658

Segment cost of revenue:
Power	149,019	—	149,019
Compensation	13,294	—	13,294
Insurance on miners	6,992	—	6,992
Ground rent and related water and property tax	5,945	—	5,945
Materials	—	24,272	24,272
Labor	—	4,926	4,926
Other segment items(b)	13,974	18,399	32,373
Segment gross profit (loss)	$131,778	$(1,127)	$130,651

Year Ended December 31, 2023

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$188,996	$64,303	$253,299
Intersegment revenue	—	8,522	8,522
Segment revenue	188,996	72,825	261,821

Reconciliation of revenue
Other revenue(a)			27,379
Elimination of intersegment revenue			(8,522)
Total consolidated revenue			280,678

Segment cost of revenue:
Power	89,134	—	89,134
Insurance on miners	3,768	—	3,768
Materials	—	42,729	42,729
Labor	—	4,214	4,214
Other segment items(b)	3,695	19,334	23,029
Segment gross profit (loss)	$92,399	$6,548	$98,947

(a)	Other revenue is primarily attributable to legacy Data Center Hosting bitcoin mining revenue and is therefore not included in the total for segment gross profit (loss).
(b)	For each reportable segment, the other segment items category primarily consists of:

Bitcoin Mining – Bitcoin miner and network repair and maintenance costs.

Engineering – Manufacturing overhead costs.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the reconciliation of segment gross profit (loss) to net income (loss) before taxes:

	Years Ended December 31,
	2025	2024	2023
Segment gross profit (loss)	$280,814	$130,651	$98,947

Reconciling Items:
Other profit (loss) (a)	(5,500)	(14,635)	(69,743)
Elimination of intersegment profits	(29,754)	(2,113)	(2,859)
Acquisition-related costs	(187)	(5,541)	—
Selling, general, and administrative	(298,776)	(266,915)	(100,346)
Depreciation and amortization	(346,811)	(212,053)	(252,354)
Change in fair value of bitcoin	(115,880)	457,409	184,734
Change in fair value of derivative assets	(1,447)	45,277	6,721
Power curtailment credits	56,729	33,685	71,215
Change in fair value of contingent consideration	18,071	2,459	—
(Loss) gain on sale/exchange of equipment	2,267	(17,429)	(5,336)
Casualty-related (charges) recoveries, net	174	2,795	5,974
Interest income	13,984	27,166	11,076
Interest expense	(24,144)	(1,985)	(2,854)
Loss on equity method investment - marketable securities	(28,192)	(69,489)	—
Loss on contract settlement	(158,137)	—	—
Loss on legal settlement	(20,000)	—	—
Gain on acquisition post-close dispute settlement	26,007	—	—
Impairment of fixed assets	(29,736)	—	—
Loss on convertible notes investment	(5,757)	—	—
Other income (expense)	2,944	863	260
Net income (loss) before taxes	$(663,331)	$110,145	$(54,565)

(a)	Other profit (loss) is primarily attributable to legacy Data Center Hosting bitcoin mining activity and is therefore not included in the total for segment gross profit (loss).

Concentrations

During the years ended December 31, 2025, 2024, and 2023, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

During the years ended December 31, 2025, 2024, and 2023, Bitcoin Mining power was primarily obtained from ERCOT.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025.

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

Management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of internal control over financial reporting as of December 31, 2025. The report of Deloitte & Touche LLP is included below in this Item 9A. Controls and Procedures under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Riot Platforms, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Riot Platforms, Inc and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 , of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 2, 2026

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K , except as follows:

On October 31, 2025, Jason Les, the Company’s Chief Executive Officer, terminated a 10b5-1 Plan established September 10, 2024, in accordance with the terms of the plan.

On December 2, 2025, Ryan Werner, the Company’s Chief Accounting Officer, adopted a 10b5-1 Plan providing for the potential sale of up to 469,434 shares of the Company’s common stock, subject to sales occurring only when the market price of our common stock is greater than certain minimum threshold prices during the period beginning on the first potential sale date of March 3, 2026 and ending on the scheduled expiration date of the 10b5-1 Plan on February 16, 2027.

On December 6, 2025, Mr. Werner terminated a 10b5-1 Plan established December 13, 2024, in accordance with the terms of the plan.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is included in our definitive proxy statement for our 2026 annual meeting of stockholders (our “2026 Proxy Statement”), which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025.

a)	Identification of Directors: The information required by this Part III, Item 10 with respect to our directors is incorporated herein by reference to the discussion under the heading “Proposal No. 1: Election of Directors—Information Regarding Directors” in our 2026 Proxy Statement.
b)	Identification of Executive Officers: The information required by this Part III, Item 10 with respect to our executive officers is included in Part I of this Annual Report under the heading “Information About Our Executive Officers” in accordance with General Instruction G(3) of Form 10-K.
c)	Audit Committee Information; Financial Expert: The information required by this Part III, Item 10 with respect to the Audit Committee of our Board and “audit committee financial experts” is incorporated herein by reference to the discussion under the heading “Committees of the Board of Directors—Audit Committee” in our 2026 Proxy Statement.
d)	Delinquent Section 16(a) Reports: The information required by this Part III, Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading “Delinquent Section 16(a) Reports” in our 2026 Proxy Statement.
a)	Code of Ethics: All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other senior accounting and financial officers, are required to abide by our Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct is filed as an exhibit to this Annual Report and is posted on our website at https://www.riotplatforms.com/overview/governance/governance-documents/. We also intend to disclose on our website at https://www.riotplatforms.com/overview/governance/governance-documents/ any amendment to, or waiver from, our Code of Ethics and Business Conduct that is required to be disclosed to stockholders, within four business days following such amendment or waiver. The information required by this Part III, Item 10 with respect to codes of ethics is incorporated herein by reference to the discussion under the heading “Corporate Governance—Corporate Governance Guidelines, Code of Ethics and Business Conduct, and Committee Charters” in our 2026 Proxy Statement.
b)	Policy for Nominees: The information required by this Part III, Item 10 with respect to the procedures by which stockholders may recommend nominees to our Board is incorporated herein by reference to the discussion under the heading “General Information—When are stockholder proposals due for next year’s annual general meeting?” in our 2026 Proxy Statement. No material changes to those procedures have occurred since the disclosure regarding those procedures in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
c)	Insider Trading Policy: We have adopted an Insider Trading Policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, and other covered persons and is designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 is incorporated herein by reference to the discussion in the section entitled “Executive Compensation” in our 2026 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below regarding securities authorized under our equity compensation plans, the information required to be disclosed under this Part III, Item 12 is incorporated herein by reference to the discussion in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement.

Securities authorized for issuance under equity compensation plans

In October 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan. The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, employees, and consultants in the form of time-based and performance-based restricted stock awards, restricted stock unit awards, and stock options settling in shares of the Company’s common stock upon vesting. There were 3.6 million shares of common stock initially reserved for issuance under the 2019 Equity Incentive Plan.

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

As of December 31, 2025, the Company had 10,337,176 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

The following table provides information as of December 31, 2025, about the shares of common stock that may be issued upon the vesting of performance and non-performance-based restricted common stock under the 2019 Equity Incentive Plan:

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants,	warrants,	reflected in
Plan Category	and rights (a)	and rights (b)	column (a))(c)
Equity compensation plans approved by security holders	1,999,449	$-	10,337,176
Equity compensation plans not approved by security holders	-	-	-
Total	1,999,449	$-	10,337,176

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related-Party Transactions” and “Director Independence” in our 2026 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Part III, Item 14 is incorporated herein by reference to the sections entitled “Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2026 Proxy Statement.

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

3. Index of exhibits
Exhibit	Description		Location*
3.1	Articles of Incorporation, dated September 19, 2017.		Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Articles of Merger between Bioptix, Inc., and Riot Blockchain, Inc.		Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.3	Certificate of Amendment to the Articles of Incorporation of Riot Blockchain, Inc., dated November 21, 2022.		Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.4	Certificate of Amendment to the Articles of Incorporation of Riot Platforms, Inc. dated June 13, 2024.		Exhibit 3.1 of the Current Report on Form 8-K filed June 18, 2024.

3.5	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc., effective December 30, 2022.		Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

3.6	Amended and Restated Bylaws of Riot Platforms, Inc. effective June 27, 2023.	,	Exhibit 3.1 of the Current Report on Form 8-K filed June 30, 2023.

4.1	Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of the Company.		Exhibit 3.1 of the Current Report on Form 8-K filed November 3, 2017.

4.2	Amendment to Certificate of Designation of 0% Series B Convertible Preferred Stock of the Company.		Exhibit 3.1 of the Current Report on Form 8-K filed December 21, 2017.

4.3	Indenture, dated as of December 11, 2024, by and between Riot Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.		Exhibit 4.1 of the Current Report on Form 8-K filed December 11, 2024.

4.4	Form of 0.75% Convertible Senior Note due 2030.		Exhibit 4.2 (included within Exhibit 4.1) of the Current Report on Form 8-K filed December 11, 2024.

4.5	Form of Senior Secured Convertible Promissory Note dated as of January 28, 2019.		Exhibit 4.1 of the Current Report on Form 8-K filed February 1, 2019.

4.6	Form of Common Stock Purchase Warrant Agreement, dated as of January 28, 2019.		Exhibit 4.2 of the Current Report on Form 8-K filed February 1, 2019.

4.7	Form of Registration Rights Agreement, dated as of January 28, 2019.		Exhibit 10.03 of the Current Report on Form 8-K filed February 1, 2019.

4.8	Form of Escrow Deposit Agreement.		Exhibit 10.2 of the Current Report on Form 8-K filed February 16, 2018.

4.9	Shareholder Agreement, dated as of May 26, 2021, by and between Riot Blockchain, Inc. and Northern Data AG.		Exhibit 10.1 of the Current Report on Form 8-K filed May 26, 2021.

Exhibit	Description	Location*
4.10	Description of Securities	Exhibit 4.20 of the Annual Report on Form 10-K filed February 23, 2024.

10.1 +	2019 Equity Incentive Plan.	Appendix A to the Definitive Proxy Statement on Schedule DEF 14A filed September 20, 2019.

10.2 +	First Amendment to the 2019 Equity Incentive Plan.	Appendix A to the Definitive Proxy Statement on Schedule DEF 14A filed October 14, 2020.

10.3+	Second Amendment to the 2019 Equity Incentive Plan.	Exhibit 10.1 of the Current Report on Form 8-K filed October 22, 2021.

10.4 +	Third Amendment to the 2019 Equity Incentive Plan.	Exhibit 10.1 of the Current Report on Form 8-K filed August 2, 2022.

10.5 +	Fourth Amendment to the 2019 Equity Incentive Plan.	Exhibit 4.1 of the Current Report on Form 8-K filed June 30, 2023.

10.6 +	Fifth Amendment to the 2019 Equity Incentive Plan.	Exhibit 4.1 of the Current Report on Form 8-K filed December 20, 2023.

10.7 +	Sixth Amendment to the 2019 Equity Incentive Plan of Riot Platforms, Inc.	Exhibit 4.1 of the Current Report on Form 8-K filed June 18, 2024.

10.8 +	2019 Equity Incentive Plan of Riot Platforms, Inc., as amended.	Exhibit 4.2 of the Current Report on Form 8-K filed June 18, 2024.

10.9 +	Form of Time-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan.	Exhibit 4.7 of the Registration Statement on Form S-8 filed November 15, 2021.

10.10 +	Form of Service-Based Restricted Stock Award Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed October 3, 2022.

10.11 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Award Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed July 19, 2023.

10.12 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Performance Award Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed January 2, 2026.

10.13 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Service Award Agreement.	Exhibit 10.2 of the Current Report on Form 8-K filed January 2, 2026.

10.14 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Performance Award Agreement (Units).	Exhibit 10.3 of the Current Report on Form 8-K filed January 2, 2026.

10.15 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Service Award Agreement (Units).	Exhibit 10.4 of the Current Report on Form 8-K filed January 2, 2026.

10.16 +	Form of Amended and Restated Executive Employment Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed November 26, 2024.

10.17 +	Amended and Restated Executive Employment Agreement, by and between the Company and Jason Chung, dated as of January 1, 2026.	Filed herewith.

Exhibit	Description	Location*
10.18 +	Amended and Restated Executive Employment Agreement, by and between the Company and William Jackman, dated as of January 1, 2026.	Filed herewith.

10.19 +	Amended and Restated Executive Employment Agreement, by and between the Company and Jason Les, dated as of January 1, 2026.	Filed herewith.

10.20 +	Amended and Restated Executive Employment Agreement, by and between the Company and Benjamin Yi, dated as of January 1, 2026.	Filed herewith.

10.21 +	Amended and Restated Professional Services Agreement, by and between the Company and Clear Capital Management Corporation, dated as of January 1, 2026.	Filed herewith.

10.22 +	Indemnification Agreement of Riot Platforms, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed June 18, 2024.

10.23	Stock Purchase Agreement dated as of April 8, 2021, by and among Riot Blockchain, Inc., Whinstone US, Inc., and Northern Data AG.	Exhibit 2.1 of the Current Report on Form 8-K filed April 9, 2021.

10.24	Membership Interest Purchase Agreement dated as of December 1, 2021 by and among Riot Blockchain, Inc., Electrode Acquisition Corp., and Steven R. Ferrie and David P. Franzmann.	Exhibit 2.1 of the Current Report on Form 8-K filed December 1, 2021.

10.25 †	Master Purchase and Sale Agreement between Riot Platforms, Inc. and MicroBT, dated as of June 23, 2023.	Exhibit 10.1 of the Current Report on Form 8-K filed June 30, 2023.

10.26 †	Purchase Order No. 01, dated as of June 23, 2023, executed under that certain Master Purchase and Sales Agreement, dated as of June 23, 2023, by and between Riot Platforms, Inc. and MicroBT.	Exhibit 10.1, Appendix 3.1.2, of the Current Report on Form 8-K filed June 30, 2023.

10.27 †	Purchase Order No. 02, dated as of December 1, 2023, executed under that certain Master Purchase and Sales Agreement, dated as of June 23, 2023, by and between Riot Platforms, Inc. and MicroBT.	Exhibit 10.1 of the Current Report on Form 8-K filed December 6, 2023.

10.28	Purchase Order No. 03, dated as of February 23, 2024, executed under that certain Master Purchase and Sales Agreement, dated as of June 23, 2023, by and between Riot Platforms, Inc. and MicroBT.	Exhibit 10.1 of the Current Report on Form 8-K filed February 27, 2024.

10.29 **	Controlled Equity OfferingSM Sales Agreement, dated as of August 9, 2024, by and among Riot Platforms, Inc. and the Sales Agents.	Exhibit 1.2 of the Form S-3ASR August 9, 2024.

10.30 **	Sales Agreement, dated as of December 30, 2025, by and among Riot Platforms, Inc. and the Sales Agents.	Exhibit 1.1 of the Current Report on Form 8-K filed December 31, 2025.

Exhibit	Description	Location*
10.31 †**	NYDIG Digital Asset Custodial Agreement, dated as of November 1, 2023, between NYDIG Trust Company LLC and Riot Platforms, Inc.	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 4, 2024.

10.32 †	Coinbase Prime Broker Agreement, dated as of December 16, 2024, between Coinbase, Inc., on behalf of itself and certain affiliates, and Riot Platforms, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed December 20, 2024.

10.33	Settlement Agreement by and between Riot Platforms, Inc. and Bitfarms Ltd., dated September 23, 2024.	Exhibit 1 of the Schedule 13D/A filed September 23, 2024.

10.34 †**	Credit Agreement, dated April 22, 2025, between Riot Platforms, Inc. and Coinbase Credit, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed April 25, 2025.

10.35 †**	Purchase and Sale Agreement, dated April 28, 2025, by and among Whinstone and Rhodium Encore LLC and its affiliates.	Exhibit 10.1 of the Current Report on Form 8-K filed May 1, 2025.

10.36 †**	Amended and Restated Credit Agreement, dated May 19, 2025, between Riot Platforms, Inc. and Coinbase Credit, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed May 23, 2025.

14.1	Riot Platforms, Inc. Code of Ethics and Business Conduct Adopted June 27, 2023.	Exhibit 14.1 of the Current Report on Form 8-K filed June 30, 2023.

16.1	Letter of Marcum LLP to the Securities and Exchange Commission, dated May 22, 2023.	Exhibit 16.1 of the Current Report on Form 8-K filed May 22, 2023.

19.1	Insider Trading Policy.	Filed herewith.

21.1	List of Subsidiaries of Riot Platforms, Inc.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

24.1	Power of Attorney.	Incorporated by reference to the signature page of this Annual Report.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Furnished herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Furnished herewith.

Exhibit	Description	Location*
97.1	Riot Platforms Inc. Policy for the Recovery of Erroneously Awarded Compensation.	Exhibit 97 of the Annual Report on Form 10-K filed February 23, 2024.

101

Inline XBRL (Extensible Business Reporting Language). The following from this Annual Report, formatted in iXBRL (inline XBRL): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2025,  2024, and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024, and 2023; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023; and (vi) Notes to Consolidated Financial Statements.

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

Date: March 2, 2026	RIOT PLATFORMS, INC.

/s/ Jason Les
Jason Les Chief Executive Officer (Principal Executive Officer)

/s/ Jason Chung
Jason Chung Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Les and Colin Yee, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Les		March 2, 2026
Jason Les	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Jason Chung		March 2, 2026
Jason Chung	Chief Financial Officer (Principal Financial Officer)
/s/ Ryan Werner		March 2, 2026
Ryan Werner	Chief Accounting Officer (Principal Accounting Officer)
/s/ Benjamin Yi		March 2, 2026
Benjamin Yi	Director & Executive Chairman

/s/ Lance D’Ambrosio		March 2, 2026
Lance D’Ambrosio	Director

/s/ Jaime Leverton		March 2, 2026
Jaime Leverton	Director

/s/ Douglas Mouton		March 2, 2026
Douglas Mouton	Director

/s/ Michael Turner		March 2, 2026
Michael Turner	Director