Form 10-Q
period 2026-03-31
Riot Platforms, Inc.
filed 2026-04-30
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, the registrant had 378,151,230 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those that are incorporated by reference herein. All statements in this Quarterly Report and the documents incorporated by reference herein, other than statements of historical fact, are “forward-looking statements” within the scope of this cautionary note, including, but not limited to statements concerning: our plans, strategies and objectives for future operations, including the Company’s strategic evolution from a bitcoin mining-focused enterprise to a diversified data center and digital infrastructure company; the integration of new equipment, systems, technologies, services or developments; the development, construction, and commissioning of the Company’s power capacity for large-scale data center purposes, including artificial intelligence (“AI”) and high-performance computing (“HPC”) uses; the deployment of industrial-scale immersion-cooled bitcoin mining hardware at our Bitcoin Mining facilities in Kentucky and Texas; the anticipated demand for large-scale data centers and specialized compute infrastructure; forecasted delivery timelines for power, cooling, and networking infrastructure; future economic conditions, performance, or outlooks; future political and regulatory conditions; the outcome of contingencies; potential acquisitions or divestitures of digital infrastructure assets; the number and value of bitcoin rewards and transaction fees we earn from our Bitcoin Mining operations; future self-mining hash rate capacity; timing of receipt and deployment of miners; expected cash flows or capital expenditures related to data center build-outs; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” and similar words or expressions; however, forward-looking statements may be made without such terminology.

Such forward-looking statements reflect our management’s current opinions, expectations, beliefs, and assumptions regarding future events based on information available as of the date made. These statements are subject to risks and uncertainties, both identified and unidentified by management, which may prevent anticipated results from materializing or prove to be inaccurate. Such risk factors are described in greater detail under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”), as well as under similar headings in subsequent filings we may make with the SEC. Management cannot predict all risks, their potential impact on our business, or the extent to which any factor, or combination of factors may cause our actual results to differ from any forward-looking statements we may make. You should not place undue reliance on these forward-looking statements, which represent management’s views only as of the date the statements are made and do not guarantee future performance or results. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholders’ equity, cash flows, and the market price of our securities.

Accordingly, you should read this Quarterly Report and the other filings we make with the SEC, in their entirety, recognizing that our future results may differ materially from our historical results and from the results expressed in or implied by forward-looking statements. The forward-looking statements contained in this Quarterly Report and other reports and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements and are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the PSLRA.

As used throughout this Quarterly Report, the term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol, which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the coin, bitcoin.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except for share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$205,666	$233,517
Restricted cash	76,873	76,272
Accounts receivable, net	66,569	29,788
Contract assets	14,100	8,308
Prepaid expenses and other current assets	76,053	59,447
Derivative assets, current portion	23,404	41,378
Total current assets	462,665	448,710

Property and equipment, net	1,585,891	1,528,716
Bitcoin	673,885	1,227,462
Restricted bitcoin	395,810	347,979
Deposits	38,740	76,511
Finite-lived intangible assets, net	29,246	30,187
Derivative assets, less current portion	73,714	106,670
Right-of-use assets	38,896	30,171
Goodwill	122,499	122,499
Other long-term assets	16,674	17,862
Total assets	$3,438,020	$3,936,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,686	$23,420
Contract liabilities	64,707	37,117
Accrued expenses and other current liabilities	82,171	142,852
Contingent consideration liabilities, current portion	8,195	6,185
Current portion of debt	254,502	253,887
Operating lease liability, current portion	9,058	6,314
Total current liabilities	429,319	469,775

Operating lease liability, less current portion	25,964	19,648
Contingent consideration liabilities, less current portion	—	2,010
Debt, less current portion	587,661	586,909
Other long-term liabilities	373	19
Total liabilities	1,043,317	1,078,361

Commitments and contingencies - Note 16

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, no par value; 680,000,000 shares authorized; 378,978,341 and 371,575,652 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4,248,780	4,212,006
Accumulated deficit	(1,854,077)	(1,353,600)
Total stockholders’ equity	2,394,703	2,858,406
Total liabilities and stockholders’ equity	$3,438,020	$3,936,767

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Bitcoin Mining	$111,895	$142,859
Data Center	33,150	—
Engineering	22,174	13,920
Other	—	4,608
Total revenue	167,219	161,387

Costs and expenses:
Cost of revenue (excludes depreciation and amortization presented below):
Bitcoin Mining	86,762	74,818
Data Center	30,773	—
Engineering	18,141	11,806
Other	—	8,965
Acquisition-related costs	—	76
Selling, general, and administrative	76,180	71,448
Depreciation and amortization	97,734	77,926
Change in fair value of bitcoin	326,669	208,040
Change in fair value of derivatives	51,852	(41,894)
Power curtailment credits	(21,023)	(7,801)
Change in fair value of contingent consideration	—	(8,252)
Loss (gain) on sale of equipment	—	129
Total costs and expenses	667,088	395,261
Operating income (loss)	(499,869)	(233,874)

Other income (expense):
Interest income	2,313	3,397
Interest expense	(2,618)	(2,308)
Loss on equity method investment - marketable securities	—	(63,238)
Other income (expense)	(12)	93
Total other income (expense)	(317)	(62,056)

Net income (loss) before taxes	(500,186)	(295,930)

Current income tax benefit (expense)	(291)	(437)

Net income (loss)	$(500,477)	$(296,367)

Basic and diluted net income (loss) per share	$(1.44)	$(0.90)
Basic and diluted weighted average number of shares outstanding	347,624,244	329,508,458

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$(500,477)	$(296,367)
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	—	23
Comprehensive income (loss)	$(500,477)	$(296,344)

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except for share amounts)

Three Months Ended March 31, 2026

				Total
	Common Stock		Accumulated	stockholders'
	Shares	Amount	deficit	equity
Balance as of January 1, 2026	371,575,652	$4,212,006	$(1,353,600)	$2,858,406
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	7,402,689	(2,020)	—	(2,020)
Issuance of common stock/At-the-market offering, net of offering costs	—	(372)	—	(372)
Stock-based compensation	—	39,166	—	39,166
Net income (loss)	—	—	(500,477)	(500,477)
Balance as of March 31, 2026	378,978,341	$4,248,780	$(1,854,077)	$2,394,703

Three Months Ended March 31, 2025

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2025	344,890,208	$3,833,882	$(690,419)	$222	$3,143,685
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(74,514)	(484)	—	—	(484)
Issuance of common stock/At-the-market offering, net of offering costs	5,368,600	68,405	—	—	68,405
Stock-based compensation	—	29,576	—	—	29,576
Net income (loss)	—	—	(296,367)	—	(296,367)
Other comprehensive income (loss)	—	—	—	23	23
Balance as of March 31, 2025	350,184,294	$3,931,379	$(986,786)	$245	$2,944,838

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net income (loss)	$(500,477)	$(296,367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	39,166	29,576
Depreciation and amortization	97,734	77,926
Amortization of license fee revenue	—	(24)
Noncash lease expense	2,158	1,261
Amortization of debt issuance costs	1,367	752
Change in fair value of bitcoin	326,669	208,040
Change in fair value of derivatives	51,852	(41,894)
Change in fair value of contingent consideration	—	(8,252)
(Gain) loss on equity method investment - marketable securities	—	63,238
Loss (gain) on sale of equipment	—	129
Revenue recognized from bitcoin mined	(111,895)	(142,859)
Changes in assets and liabilities:
(Increase)/decrease in operating assets	(58,121)	39
Increase/(decrease) in operating liabilities	(31,104)	(13,625)
Net cash provided by (used in) operating activities	(182,651)	(122,060)

Investing activities
Deposits on equipment	(16,184)	(26,655)
Proceeds from sale of bitcoin	289,484	—
Security deposits	(42)	286
Purchases of property and equipment, including construction in progress	(115,465)	(32,858)
Net cash provided by (used in) investing activities	157,793	(59,227)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	—	70,035
Offering costs for the issuance of common stock / At-the-market offering	(372)	(1,630)
Debt issuance costs	—	(64)
Repurchase of common shares to pay employee withholding taxes	(2,020)	(484)
Net cash provided by (used in) financing activities	(2,392)	67,857

Net increase (decrease) in cash and cash equivalents and restricted cash	(27,250)	(113,430)
Cash and cash equivalents and restricted cash at beginning of period	309,789	351,301
Cash and cash equivalents and restricted cash at end of period	$282,539	$237,871

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows – Continued

(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental information:
Cash paid for interest	$7,008	$—
Cash paid for taxes	$30	$31
Non-cash transactions
Reclassification of deposits to property and equipment	$53,997	$11,252
Construction in progress included in accrued expenses and other current liabilities	$35,678	$6,961
Bitcoin exchanged for employee compensation	$1,618	$2,950
Right-of-use assets exchanged for new operating lease liabilities	$10,999	$5,962

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$233,517	$277,860
Restricted cash	76,272	73,441
Total cash, cash equivalents, and restricted cash as presented above	$309,789	$351,301
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$205,666	$163,719
Restricted cash	76,873	74,152
Total cash, cash equivalents, and restricted cash as presented above	$282,539	$237,871

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business

Riot Platforms, Inc. is a vertically integrated digital infrastructure company principally engaged in developing and optimizing its large-scale power assets. The Company’s business strategy centers on enhancing its electrical infrastructure and deploying it across complementary platforms: (i) bitcoin mining and (ii) scalable data center solutions designed to support non-mining workloads. By leveraging its energy portfolio, engineering capabilities, and operational footprint, the Company aims to capitalize on both the long-term potential of bitcoin and the accelerating demand for power-intensive compute.

The Company owns and manages multiple large-scale data center facilities in Texas and Kentucky. The Company provides mission-critical power and infrastructure for Bitcoin Mining at its facilities in Rockdale, Texas (the “Rockdale Facility”), Navarro County, Texas (the “Corsicana Facility”), and its two sites in Kentucky (the “Kentucky Facility”, and together with the Rockdale Facility and the Corsicana Facility, the “Facilities”), and for non-mining Data Center operations at the Rockdale Facility. The Rockdale Facility currently provides up to approximately 700 megawatts (“MW”) of developed capacity for Bitcoin Mining and data center leasing. The Corsicana Facility is currently equipped to provide up to 400 MW of developed capacity for Bitcoin Mining, and upon completion, is expected to have a total of approximately one gigawatt (“GW”) of developed capacity available for high-density compute workloads. The Kentucky Facility currently provides 162 MW of developed capacity.

In 2025, the Company began leveraging its core competencies in power optimization, strategic land acquisition, engineering design, and construction execution to actively pursue opportunities to develop and monetize portions of its existing facilities and power pipeline through the provision of data center leasing services. In January 2026, the Company and Advanced Micro Devices, Inc. (“AMD”) entered into a long-term data center lease agreement (the “AMD Lease”) at the Rockdale Facility for an initial deployment of 25 MW of critical IT load capacity, with the potential for additional expansion of up to a total of 200 MW of critical IT load capacity. In April 2026, the Company and AMD entered into an amendment to the AMD Lease to provide an additional 25 MW of critical IT load capacity (See Note 3. Data Center Operations).

As described in Note 18. Segment Information, the Company operates in three reportable business segments: Bitcoin Mining, Data Center, and Engineering.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) and these notes (“Notes”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of such interim results. Unless otherwise indicated, amounts are stated in thousands of U.S. dollars, except for: share, per share, megawatt hours (“MWh”) and miner quantities; bitcoin quantities, prices, and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

The results in the Condensed Consolidated Financial Statements and these Notes include required estimates and assumptions of management, and they are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any future interim period. Further, the Condensed Consolidated Financial Statements and these Notes do not include all the information and notes required by GAAP for a complete presentation of annual financial statements. As such, the Condensed Consolidated Financial Statements and these Notes should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, and notes thereto, included in the 2025 Annual Report.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include revenue recognition; valuation of the derivatives classified under Level 3 on the fair value hierarchy; determination of the useful lives and recoverability of long-lived assets; impairment analysis of fixed assets and finite-lived intangibles; impairment analysis of

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

goodwill; allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions; stock-based compensation; and the valuation allowance associated with the Company’s deferred tax assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Significant Accounting Policies

Except for the updates noted below, see the Company’s 2025 Annual Report for a detailed discussion of the Company’s significant accounting policies.

Revenue Recognition

Data Center Revenue

The Company generates revenue from its Data Center operations by leasing certain of its property and power access to tenants. Those leases include lease and non-lease components. The Company elected the practical expedient under ASC Topic 842, Leases (“ASC 842”) to combine lease components and non-lease components, including provisioning of power, with the same transfer pattern as lease components. If the lease components are predominant and the underlying leases qualify as operating leases, the combined component is accounted for under ASC 842 as lease revenue. Recognition begins when the asset is available for customer use. The Company classifies its leases as operating, sales-type, or direct financing at lease commencement, which determines the pattern of revenue recognition and the presentation of lease-related activity in the Condensed Consolidated Statements of Operations over the lease term.

The Company provides tenant fit-out services, including the procurement and installation of equipment, in accordance with the terms of the respective lease agreements. Tenants are required to reimburse the Company for all costs incurred in the provision of these services. Tenant fit-out services do not have the same transfer pattern as the lease components and are therefore subject to recognition under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Tenant fit-out reimbursement revenue is recognized using the percentage-of-completion method, calculated by dividing the total costs incurred by total costs expected to be incurred, which the Company believes to be the most accurate measure of progress toward the satisfaction of the performance obligation.

Contract Balances

The timing of revenue recognition, billings, and cash collections result in accounts receivables, contract assets, and contract liabilities. A receivable is recorded at the invoice amount, net of an allowance for credit losses, in the period in which products or services are provided and when the right to consideration is unconditional. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts do not include a significant financing component. The Company assesses collectability based on several factors, including its past transaction history with the customer and the creditworthiness of the customer.

Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense.

A contract asset exists when products or provided services have been transferred to customers but payment is conditioned on reasons other than the passage of time, such as upon the satisfaction of additional performance obligations. Revenue is recognized over the contract term, which could potentially give rise to contract assets during certain periods.

A contract liability is recognized when the Company has an unconditional right to a payment before it transfers the products or services to customers.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Change in Reportable Segments

As of December 31, 2025, the Company operated in two reportable business segments: Bitcoin Mining and Engineering. As of March 31, 2026, the Company operated in three reportable business segments: Bitcoin Mining, Data Cener, and Engineering.

During the three months ended March 31, 2026, the Company’s execution of a significant data center lease with AMD resulted in material Data Center revenue and the commencement of discrete financial performance analysis by the chief operating decision maker (“CODM”). Accordingly, the Company’s data center operations now meet the quantitative and qualitative requirements to be recognized as a separate reportable segment.

Prior to 2024, the Company had a legacy Data Center Hosting bitcoin mining segment as a separate operating and reportable segment but has since terminated all contracts with its legacy Data Center Hosting bitcoin mining customers. Commencing in the three months ended March 31, 2024, the CODM ceased analyzing the performance of the Data Center Hosting operations and the Company ceased reporting Data Center Hosting as a separate reportable business segment. Residual activity of the legacy Data Center Hosting bitcoin mining segment is included in Revenue: Other revenue on the Condensed Consolidated Statements of Operations. The Company has no plans to offer data center hosting bitcoin mining services to new customers. The Company’s new Data Center operating segment is not a recommencing of the legacy Data Center Hosting bitcoin mining operations because the new Data Center operating segment offers different services and has different processes, customer types, and economic characteristics from the legacy Data Center Hosting bitcoin mining segment.

See Note 18. Segment Information for further discussion of the Company’s reportable segments.

Recently Issued Accounting Pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Condensed Consolidated Financial Statements and ensures that there are proper controls in place to ensure that the Company’s Condensed Consolidated Financial Statements properly reflect the change.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the annual and interim financial statements, disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the updated guidance on the Company’s Consolidated Financial Statements and disclosures.

Note 3. Data Center Operations

In 2025, the Company began leveraging its core competencies in power optimization, strategic land acquisition, engineering design, and construction execution to actively pursue opportunities to develop and monetize portions of its existing facilities and power pipeline through the provision of data center leasing services.

AMD Lease

In January 2026, the Company entered into the AMD Lease, a long-term data center lease agreement with AMD, a leading innovator in high-performance computing, graphics, and visualization technologies, at the Rockdale Facility. The AMD Lease includes an initial deployment of 25 MW of critical IT load capacity to be delivered in phases beginning with 5 MW of critical IT load capacity that was delivered in January 2026 and a remaining 20 MW that is anticipated to be delivered in May 2026. The AMD Lease carries a term of 10 years, with three five-year extension options. The AMD Lease included an expansion option for an additional 75 MW of critical IT load capacity and a right of first refusal for another 100 MW, totaling 200 MW.

In April 2026, the Company entered into an amendment to the AMD Lease (the “AMD Lease Amendment”) to exercise a portion of the existing expansion option in the AMD Lease to provide an additional deployment of 25 MW of critical IT load capacity. Under the AMD Lease Amendment, AMD holds a remaining balance of 50 MW of reserved critical IT load capacity under the existing

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

expansion option. The AMD Lease Amendment also grants AMD a conditional, first-priority right to lease up to an additional 100 MW of critical IT load capacity, exercisable in increments of not less than 50 MW. If both the remaining 50 MW of reserved capacity under the existing expansion option and the additional 100 MW option are fully exercised, AMD’s total leased capacity at the Rockdale Facility would increase to 200 MW. This conditional, first-priority right replaces the right of first refusal for an additional 100 MW previously granted to AMD in the AMD Lease.

Under the AMD Lease, power is provided to AMD at pass-through rates and recognized as variable lease revenue in the same period the related expenses are incurred.

The Company is also required to provide tenant fit-out services to AMD. Tenant fit-out services include the procurement and installation of customer-specific equipment provided in accordance with the terms of the agreement. All associated costs incurred by the Company plus a margin, will be reimbursable and paid by AMD. For the three months ended March 31, 2026, the Company incurred total costs of $30.7 million.

The following table presents the components of the Company’s Data Center revenue for the three months ended March 31, 2026:

Operating lease revenue	$900
Variable lease revenue, including power reimbursement	27
Tenant fit-out reimbursement revenue	32,223
Total Data Center revenue	$33,150

The following table presents the Company’s future minimum operating lease payments to be received as of March 31, 2026. The table only includes base rent and excludes reimbursements and variable lease components:

Remainder of 2026	$18,450
2027	27,540
2028	28,366
2029	29,218
2030	30,095
Thereafter	176,306
Total undiscounted lease payments	$309,975

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 18. Segment Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts and uncompleted amounts related to Data Center tenant fit-out services. As of March 31, 2026 and December 31, 2025, contract assets were $14.1 million and $8.3 million, respectively. As of December 31, 2025, all contract assets were attributable to Engineering. As of March 31, 2026, $7.1 million of the contract assets were attributable to Engineering contracts and $7.0 million were attributable to Data Center tenant fit-out services as a result of incurring costs in excess of amounts billed.

Contract liabilities relate to uncompleted Engineering contracts. As of March 31, 2026 and December 31, 2025, contract liabilities were $64.7 million and $37.1 million, respectively.

During the three months ended March 31, 2026 and 2025, $10.0 million and $4.5 million, respectively, of the beginning balance of contract liabilities were recognized as revenue.

During the three months ended March 31, 2026 and 2025, $ (0.4) million and $1.6 million, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	Remainder of
	2026	2027	Total
Data Center	$17,347	$—	$17,347
Engineering	$170,127	$59,751	$229,878

Note 5. Bitcoin

The following table presents information about the Company’s bitcoin:

	Quantity	Amounts
Balance as of January 1, 2026	18,005	$1,575,441
Revenue recognized from bitcoin mined	1,473	111,895
Change in bitcoin receivable	(3)	130
Proceeds from sale of bitcoin	(3,778)	(289,484)
Exchange of bitcoin for employee compensation	(18)	(1,618)
Change in fair value of bitcoin	—	(326,669)
Balance as of March 31, 2026	15,679	$1,069,695

The following reconciles Bitcoin and Restricted bitcoin as of March 31, 2026 to the amounts above:
Bitcoin	9,877	$673,885
Restricted bitcoin (a)	5,802	$395,810
Total	15,679	$1,069,695

Carrying value of bitcoin as of March 31, 2026 (b)		$1,359,463
Realized (loss) on the sale or exchange of bitcoin for the three months ended March 31, 2026 (c)		$(41,074)

Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	1,530	142,859
Change in bitcoin receivable	1	208
Exchange of bitcoin for employee compensation	(30)	(2,950)
Change in fair value of bitcoin	—	(208,040)
Balance as of March 31, 2025	19,223	$1,586,545

Carrying value of bitcoin as of March 31, 2025 (b)		$1,233,849
Realized gains on the sale or exchange of bitcoin for the three months ended March 31, 2025 (c)		$147

(a)	Restricted bitcoin is the Company’s bitcoin pledged as collateral for the Company’s $200 million credit facility. See Note 11. Debt for more information.
(b)	The carrying value of bitcoin is equal to the initial value of bitcoin as determined for revenue recognition purposes.
(c)	Bitcoin is sold on a first-in, first-out (FIFO) basis. Realized gains (losses) recognized on sales of bitcoin and exchanges of bitcoin for employee compensation are included in Change in fair value of bitcoin on the Condensed Consolidated Statements of Operations.

All additions of bitcoin during the periods presented were the result of bitcoin generated by the Company’s Bitcoin Mining operations. All dispositions of bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Property and Equipment

The following table presents the Company’s property and equipment:

	March 31,	December 31,
	2026	2025
Buildings and building improvements	$844,875	$803,027
Land rights and land improvements	160,333	160,333
Miners and mining equipment	862,721	945,700
Machinery and facility equipment	62,091	54,948
Office and computer equipment	4,418	4,132
Construction in progress	213,852	165,621
Total cost of property and equipment	2,148,290	2,133,761
Less accumulated depreciation	(562,399)	(605,045)
Property and equipment, net	$1,585,891	$1,528,716

The Company did not incur any impairment charges for its property and equipment during the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, depreciation expense related to property and equipment totaled $96.7 million and $76.9 million, respectively.

Miners and mining equipment

As of March 31, 2026, the Company had deployed miners in its Bitcoin Mining operations at each of the Facilities.

During the year ended December 31, 2023, the Company entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended (the “Master Agreement”), to acquire miners from MicroBT Electronics Technology Co., Ltd., through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively, “MicroBT”). In 2023, 2024, and 2025, the Company executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 49.2 exahash per second (“EH/s”), for a total purchase price of approximately $779.5 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received by the second quarter of 2026, with deployment continuing on an ongoing basis.

Note 7. Intangible Assets

Finite-lived intangible assets

The following table presents the Company’s finite-lived intangible assets as of March 31, 2026:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(5,670)	$23,730	10
Trademark	6,100	(2,309)	3,791	10
UL Listings	2,700	(975)	1,725	12
Patent licenses	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(19,014)	$29,246

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

For the three months ended March 31, 2026 and 2025, amortization expense related to finite-lived intangible assets was $0.9 million and $1.0 million, respectively.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of March 31, 2026:

Remainder of 2026	$2,831
2027	3,775
2028	3,775
2029	3,775
2030	3,775
Thereafter	11,315
Total	$29,246

The Company did not identify any impairment of its finite-lived intangible assets during the three months ended March 31, 2026 and 2025.

Note 8. Power Supply Agreements

Rockdale Facility

Power Purchase Agreement

In May 2020, the Company’s subsidiary, Whinstone entered into a long-term power purchase agreement (the “Rockdale PPA”) to provide power at fixed prices to the Rockdale Facility, via the nearby Sandow Switch. Pursuant to the Rockdale PPA, the Company agreed to acquire a total of 345 MW of long-term, fixed-price power, in multiple blocks, as follows: 130 MW contracted in May 2020, through April 30, 2030; 65 MW contracted in March 2022, through April 30, 2030; and 150 MW contracted in November 2022, through October 31, 2027. Additionally, the Rockdale PPA allows for the purchase of additional power at market prices, as needed.

Under the Rockdale PPA, the Company may also elect not to utilize its long-term, fixed-price power for its operations, and instead elect to sell that power in exchange for credits against future power costs when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Service Programs, as defined below, participation in ERCOT’s Four Coincident Peak program (the “4CP Program”), and sales of power, to attempt to manage operating costs most efficiently.

During the three months ended March 31, 2026 and 2025, the Company earned credits against future power costs in exchange for power resold of approximately $21.0 million and $7.8 million, respectively. These amounts are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

The Company determined the Rockdale PPA meets the definition of a derivative because it allows for net settlement. However, because the Company has the ability to offer the power back for sale outside of the Rockdale PPA, rather than taking physical delivery, the Company determined that physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Rockdale PPA. Accordingly, the

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Rockdale PPA (a non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value, with the change in the fair value recorded in Change in fair value of derivatives on the Condensed Consolidated Statements of Operations. The Rockdale PPA is not designated as a hedging instrument. The Demand Response Service Programs (as defined below), and the 4CP Program are not part of the Rockdale PPA and are therefore not subject to treatment and valuation as a derivative along with the Rockdale PPA.

The terms of the Rockdale PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market rate of electricity relative to the fixed price stated in the contract. As of March 31, 2026, the margin-based collateral requirement was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling back unused or uneconomic power, the Company does not consider such actions to be trading activities.

Demand Response Service Programs

ERCOT has implemented demand response service programs for customers, such as the Company, that have the ability to reduce or modify electricity use in response to ERCOT instructions or signals (“Demand Response Service Programs”). These Demand Response Service Programs provide the ERCOT market with valuable grid stability and economic services by helping to preserve system reliability, enhancing competition and load predictability, mitigating price spikes, and stabilizing the grid by encouraging the demand side of the market to give more visibility and control of their power consumption to grid operators. Market participants with flexible electrical loads, like the Company, may participate in these Demand Response Service Programs directly by offering their electrical loads into the ERCOT markets, or indirectly by voluntarily reducing their energy usage in response to increasing power demand in the ERCOT marketplace. The Demand Response Service Programs run concurrently with the Rockdale PPA.

Under these Demand Response Service Programs, the Company can participate in various ancillary services by designating a portion of its available electrical load for forward market bidding. Participation in the Demand Response Service Programs is compensated based on hourly power rates and the volume of load bid into each program. Through ancillary services, the Company competitively bids among other market participants to sell ERCOT the ability to control the Company’s electrical load on demand. This requires the Company to remain powered on during the times in which its power is bid into ancillary services, allowing ERCOT the ability to direct the Company to power down the amount of power bid into the program. The Company receives compensation for its participation in ancillary services whether or not the Company is actually called to power down.

The Company also participates in the 4CP Program, which refers to the highest-load settlement intervals in each of the four summer months (June, July, August, and September), during which demand for power is typically at its highest across the ERCOT grid. The 4CP Program participants may voluntarily power down operations during these times and in doing so, reduce the electrical load demand on the ERCOT grid. Participants that reduce their load during these peak periods receive credits toward transmission costs on future power bills, reducing overall power costs for the subsequent year. The 4CP Program has an indefinite duration.

Corsicana Facility

During the year ended December 31, 2024, the Company’s subsidiary, Riot Corsicana, LLC, entered into an agreement with ICE Futures U.S., Inc., a subsidiary of InterContinental Exchange, Inc., to access the exchange for the execution of electricity futures contracts. The Company intends to enter into electricity futures contracts up to the amount of power used at the Corsicana Facility. These financial instruments meet the definition of derivatives, but are not designated as hedging instruments, and will be recognized at fair value, with any gains or losses recognized in Net income (loss) on the Condensed Consolidated Statements of Operations.

The Company enters into electricity futures contracts to manage electricity price risks and reduce the variability of cash flows associated with purchases of electricity used for the Company’s Bitcoin Mining operations at its Corsicana Facility.

As of March 31, 2026, the Company held outstanding electricity futures contracts for 344,112 MWh with a combined fair value of $1.4 million included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, realized gains of $0.7 million and unrealized losses of $1.1 million were recognized in Other income (expense) on the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025, realized and unrealized losses of less than $0.1 million were recognized in Other income (expense) on the Condensed Consolidated Statements of Operations.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the year ended December 31, 2024, the Company’s subsidiary, Riot Corsicana, LLC, also entered into a requirements contract with MEMS Industrial Supply (“MEMSIS”) under which it will purchase retail power to meet the consumption requirements of the Corsicana Facility. Electric power will be invoiced by MEMSIS based on the market price for electric power at the ERCOT North Load Zone, plus a retail adder corresponding to the peak consumption threshold of the Corsicana Facility, and pass-through charges (including ancillary charges, taxes, congestion, and line loss), based on the actual variable consumption of the Corsicana Facility. The contract, dated November 12, 2024, has a 3-year term ending November 25, 2027. Although this contract does not require the supply of power at a fixed price, it allows the parties to enter into fixed-price contracts.

Under the requirements contract with MEMSIS, during the year ended December 31, 2024, Riot and MEMSIS entered into a power purchase agreement (the “Corsicana PPA”), a three-year contract (January 1, 2025 through December 31, 2027, but excluding July and August contracts during the period) for a fixed quantity of 25 MW at a fixed price of $43.95 per MWh.

The Company determined the Corsicana PPA meets the definition of a derivative and, accordingly, the Corsicana PPA (a non-hedging derivative contract) is recorded at its estimated fair value each reporting period on the Condensed Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Condensed Consolidated Statements of Operations. The Corsicana PPA is not designated as a hedging instrument.

Kentucky Facility

In April 2021, the Company’s subsidiary, Block Mining, Inc. (“Block Mining”), entered into a long-term power purchase agreement, and subsequent amendments to the long-term power purchase agreement, (the “Kentucky PPA”) to provide power to one of its locations in Kentucky. Pursuant to the Kentucky PPA, the Company has the ability, but not the obligation, to acquire up to a total of 67 MW of power at one of its facilities through mid-April 2041. The all-in power rate includes a portion of the total fee that is at a fixed rate and another portion that adjusts annually. The Company determined the Kentucky PPA does not meet the definition of a derivative because it does not contain any net settlement provisions.

Under the Kentucky PPA, the Company may elect not to utilize its long-term, fixed-price power for its operations, and instead elect to sell that power back into the Midcontinent Independent System Operator (“MISO”) grid in exchange for credits against future power costs when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Service Programs and sales of power, to attempt to manage operating costs efficiently.

Derivative Valuations

The Company’s contracts accounted for as derivatives include the Rockdale PPA and Corsicana PPA.

The following table presents the unobservable inputs used in the valuation of the Company’s derivatives:

Valuation Date	Significant Unobservable Input	Range			Average
March 31, 2026	Forward prices (per MWh)	$28.80	-	$95.90	$49.12
December 31, 2025	Forward prices (per MWh)	$36.09	-	$106.51	$55.70

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Rockdale PPA

For all periods presented, the fair value of the Rockdale PPA was in an asset position and included in Derivative assets on the Condensed Consolidated Balance Sheets.

The following table presents the changes in the estimated fair value of the Rockdale PPA:

Derivative asset balance as of January 1, 2025	$148,673
Change in fair value:
Change due to future price curve	36,868
Change due to passage of time and settlements	3,521
Total change in fair value	40,389
Derivative asset balance as of March 31, 2025	$189,062

Derivative asset balance as of January 1, 2026	$147,026
Change in fair value:
Change due to future price curve	(53,117)
Change due to passage of time and settlements	3,209
Total change in fair value	(49,908)
Derivative asset balance as of March 31, 2026	$97,118

Corsicana PPA

As of March 31, 2026, the fair value of the Corsicana PPA was in a liability position of $0.9 million, which was included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, due to a significant decline in forward power prices used to determine the fair value, relative to the contracted price. As of January 1, 2025, March 31, 2025, and December 31, 2025, the fair value was in an asset position and included in Derivative assets on the Condensed Consolidated Balance Sheets.

The following table presents the changes in the estimated fair value of the Corsicana PPA:

Derivative asset balance as of January 1, 2025	$822
Change in fair value:
Change due to future price curve	1,460
Change due to passage of time and settlements	45
Total change in fair value	1,505
Derivative asset balance as of March 31, 2025	$2,327

Derivative asset balance as of January 1, 2026	$1,022
Change in fair value:
Change due to future price curve	(2,109)
Change due to passage of time and settlements	165
Total change in fair value	(1,944)
Derivative liability balance as of March 31, 2026	$(922)

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The discount rate reflects the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes, and other similar data obtained from quoted market prices or independent pricing vendors, risk-free rate of return, which is determined from United States Treasury Bond yields, estimated cost of debt, which includes a Moody’s rating, and an equity risk premium based on market data provided by a global cost of capital service provider. The discount rate includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to the Company’s credit risk.

Note 9. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of January 1, 2026	$52,659
Additions	16,184
Reclassifications to property and equipment	(53,997)
Balance as of March 31, 2026	$14,846
Security deposits:
Balance as of January 1, 2026	$23,852
Additions	42
Balance as of March 31, 2026	23,894
Total long-term deposits	$38,740

Deposits on Equipment

During the three months ended March 31, 2026, the Company made deposits and advance payments of $16.2 million to MicroBT for the purchase of miners and reclassified $54.0 million of deposits made to MicroBT (see Note 6. Property and Equipment).

Security Deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of March 31, 2026, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the Rockdale PPA, resulting in a total of 345 MW under contract at fixed prices at the Rockdale Facility (see Note 8. Power Supply Agreements).

The Company has other security deposits totaling approximately $0.9 million for its offices and facilities.

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Property and equipment	$35,678	$51,288
Power related costs	22,597	27,006
Compensation	9,295	20,940
Insurance	—	40
Sales and property tax payable	4,747	11,228
Legal settlement	—	20,000
Other	9,855	12,350
Total accrued expenses and other current liabilities	$82,171	$142,852

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. Debt

2030 Notes

The Company’s 0.75% Convertible Senior Notes due 2030 (the “2030 Notes”) are recognized as long-term debt on the Condensed Consolidated Balance Sheets, net of unamortized debt issuance costs. As of March 31, 2026, the amount recognized was $583.0 million ($594.4 million principal less $11.4 million of unamortized debt issuance costs).

During the three months ended March 31, 2026 and 2025, the Company recognized $0.8 million and $0.8 million, respectively, of amortization of the deferred issuance costs.

As of March 31, 2026, the 2030 Notes had an estimated fair value of approximately $683.5 million. The estimated fair value is based on quoted prices in an active market and valued at the closing price reported at the end of the period and thus represents a Level 1 measurement on the fair value hierarchy.

Revolving Credit Facilities

$50 Million Credit Facility

In July 2024, the Company entered into a one-year $50.0 million Revolving Credit Facility (the “$50 Million Credit Facility”). In May 2025, the Company extended the term of the facility through July 15, 2026. Revolving loans borrowed by the Company under the $50 Million Credit Facility may be used for general corporate purposes and carry a per annum interest rate of 1.25% plus the Secured Overnight Financing Rate (“SOFR”). Letters of Credit issued under the $50 Million Credit Facility have a one-year term and incur fees of 1.25% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the pledge of cash collateral by the Company equal to 105.0% of the Letter of Credit exposure.

Concurrent with entry into the $50 Million Credit Facility, as required by the agreement, the Company pledged as security $50.0 million in cash collateral, depositing the funds into a control account maintained by the lender. The balance maintained in the control account is included in Restricted cash on the Condensed Consolidated Balance Sheets. Variable interest, equal to approximately 3.4% per annum as of March 31, 2026, is earned by the Company on the amount held in the control account.

During the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $0.6 million and $0.0 million, respectively.

The following is a summary of the revolving line of credit under the $50 Million Credit Facility as of March 31, 2026:

March 31,
2026
Total revolving credit facility	$50,000
Revolving loans:
Borrowings outstanding at end of period	$34,272
Weighted average daily borrowings during the period ended	$—
Maximum daily borrowings during the period ended	$—
Weighted average interest rate during the period ended	4.9%
Interest rate at end of the period	4.9%

Letters of credit issued	$15,171
Total available capacity	$557

$20 Million Credit Facility

In August 2024, the Company entered into a two-year $20.0 million Revolving Credit Facility (the “$20 Million Credit Facility”). Revolving loans borrowed by the Company under the $20 Million Credit Facility may be used for general corporate purposes and carry a per annum interest rate of 1.60% plus the SOFR. Letters of Credit issued under the $20 Million Credit Facility have a one-

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

year term and incur fees of 1.5% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the pledge of cash collateral by the Company equal to 105.0% of the Letter of Credit exposure.

Concurrent with entry into the $20 Million Credit Facility, as required by the agreement, the Company pledged as security $20.0 million in cash collateral, depositing the funds into a control account maintained by the lender. The balance maintained in the control account is included in Restricted cash on the Condensed Consolidated Balance Sheets. Variable interest, equal to approximately 3.0% per annum as of March 31, 2026, is earned by the Company on the amount held in the control account.

As of March 31, 2026, the Company had no letters of credit issued under the $20 Million Credit Facility.

During the three months ended March 31, 2026 and 2025 the Company recognized interest expense of $0.3 million and $0.0 million, respectively.

The following is a summary of borrowings under the $20 Million Credit Facility as of March 31, 2026:

March 31,
2026
Total revolving credit facility	$20,000
Borrowings outstanding at end of period	$20,000
Weighted average daily borrowings during the period ended	—
Maximum daily borrowings during the period ended	—
Weighted average interest rate during the period ended	5.3%
Interest rate at end of the period	5.3%

$200 Million Credit Facility

On April 22, 2025, the Company entered into a $100.0 million credit facility with Coinbase Credit, Inc. On May 20, 2025, this credit facility was upsized to a total commitment of $200.0 million (the “$200 Million Credit Facility”). Under the $200 Million Credit Facility, a multiple drawdown term loan facility in an aggregate principal amount of up to $200.0 million was made available to the Company. The Company has fully drawn against the $200 Million Credit Facility and intends to use the proceeds to pursue key strategic initiatives and for general corporate purposes, including capital expenditures associated with the development of data centers.

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

As of March 31, 2026, 5,802 of the Company’s bitcoin were pledged as collateral to secure the $200 Million Credit Facility. These bitcoin are recorded in Restricted bitcoin on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2026, the Company recognized interest expense on the $200 Million Credit Facility of $1.6 million and capitalized $4.7 million of interest expense into Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets. No interest expense was incurred or capitalized during the three months ended March 31, 2025. The interest rate as of March 31, 2026, was 8.3%.

In April 2026, the Company entered into the Second Amended and Restated Credit Agreement, extending the maturity of the $200 Million Credit Facility to April 20, 2027. The credit facility will bear interest at a fixed annual rate equal to 6.15%. Additionally, 1,544 bitcoin being held as collateral were released, resulting in a total of 4,258 bitcoin being held as collateral.

Note Payable

The Company has a $5.7 million note payable with a fixed rate of 8.81%. The note matures in December 2035, with annual principal and accrued interest payments due beginning on December 31, 2024.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s future note payable principal payments due as of March 31, 2026:

Remainder of 2026	$343
2027	373
2028	405
2029	443
2030	482
Thereafter	2,963
Total	$5,009

As of March 31, 2026, the note payable had an estimated fair value of approximately $4.8 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the note as of March 31, 2026, primarily consisted of a discount rate range of 9.3% to 10.5%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

Note 12. Leases as Lessee

Operating Leases

As of March 31, 2026, the Company had operating leases primarily for its various offices, the manufacturing facilities of ESS Metron and E4A Solutions, and the Kentucky Facility, all of which expire on various dates through July 2035.

As of March 31, 2026 and December 31, 2025, operating lease right-of-use assets were $35.5 million and $26.7 million, respectively, and operating lease liabilities were $35.0 million and $26.0 million, respectively.

Finance Lease

In 2025, the Company entered into a lease for equipment located at the Kentucky Facility. Title to the leased equipment will be transferred to the Company at the conclusion of the lease, which expires on December 31, 2029.

As of March 31, 2026, the finance lease right-of-use asset was $3.4 million and there was no remaining lease liability.

The following table presents the components of the Company’s lease expense. Ground and facilities lease expenses are included in Cost of revenue, office lease expenses are included in Selling, general, and administrative, and finance leases are amortized into Depreciation and amortization on the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$90	$—
Operating lease cost	2,730	1,582
Variable lease cost	175	98
Total lease expense	$2,995	$1,680

The following table presents supplemental lease information:

	Three Months Ended
	March 31,
	2026	2025
Operating leases net operating cash outflows	$2,482	$1,259
Right-of-use assets exchanged for new operating lease liabilities	$10,999	$5,962
Weighted-average remaining lease term – operating leases	4.1	5.7
Weighted-average discount rate – operating leases	6.8%	7.3%

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s future minimum operating lease payments as of March 31, 2026:

Remainder of 2026	$9,246
2027	9,891
2028	8,138
2029	6,336
2030	2,835
Thereafter	3,460
Total undiscounted lease payments	39,906
Less present value discount	(4,884)
Present value of lease liabilities	$35,022

Note 13. Stockholders’ Equity

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

During the three months ended March 31, 2026, approximately 0.4 million shares of common stock vested or were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). The Company withheld approximately 0.2 million of these shares, with a fair value of approximately $2.0 million, to cover taxes related to the settlement of such vested RSAs and RSUs, as permitted by the 2019 Equity Incentive Plan.

At-the-Market Equity (“ATM”) Program

In December 2025, the Company established the 2025 ATM program, under which it could offer and sell up to $500.0 million in shares of the Company’s common stock (the “2025 ATM Program”).

During the three months ended March 31, 2026, no shares were sold under the 2025 ATM Program, and as of March 31, 2026, all $500.0 million in shares of the Company’s common stock were available for sale under the 2025 ATM Program.

Note 14. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, officers, employees, and certain consultants of the Company in the form of RSAs, RSUs, or stock options, all of which settle in shares of the Company’s common stock upon vesting.

As of March 31, 2026, the Company had 2,600,611 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended
	March 31,
	2026	2025
Performance-based stock awards and units	$30,326	$25,545
Service-based stock awards and units	8,464	4,031
Stock options	376	—
Total stock-based compensation, net of amounts capitalized	39,166	29,576
Capitalized stock-based compensation	295	—
Total stock-based compensation	$39,461	$29,576

Stock-based compensation expense is recognized in Selling, general, and administrative on the Condensed Consolidated Statements of Operations. Capitalized stock-based compensation is recognized in Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets.

Performance-Based Awards and Units

Performance-based RSAs and RSUs are eligible to vest over a three-year performance period based on the Company’s total shareholder return (“TSR”) as compared to the performance of the Russell 3000 Index (the “Index”).

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2026	21,130,659	$12.68
Granted	5,083,828	$8.96
Vested	—	$—
Forfeited	(98,957)	$8.17
Balance as of March 31, 2026	26,115,530	$11.97

As of March 31, 2026, there was approximately $90.4 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.0 years.

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2026	1,769,038	$12.55
Granted	15,784	$8.96
Vested	—	$—
Forfeited	—	$—
Balance as of March 31, 2026	1,784,822	$12.52

As of March 31, 2026, there was approximately $3.8 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.6 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service-Based Awards and Units

Service-based RSAs and RSUs vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2026	3,011,220	$10.97
Granted	2,609,487	$12.67
Vested	(394,513)	$10.67
Forfeited	(39,322)	$11.93
Balance as of March 31, 2026	5,186,872	$11.84

As of March 31, 2026, there was approximately $49.6 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.0 years.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2026	230,411	$12.00
Granted	165,745	$12.67
Vested	(4,026)	$12.42
Forfeited	—	$—
Balance as of March 31, 2026	392,130	$12.28

As of March 31, 2026, there was approximately $3.3 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.4 years.

Stock Options

In June 2025, the Company granted approximately 1.2 million performance-based stock option awards under the 2019 Equity Incentive Plan. The stock option awards were eligible to vest in one-third increments upon meeting certain specified data center development-based EBITDA milestones through December 31, 2029.

The vesting of all options was contingent upon continued service with the Company through each of the applicable milestones. Any vested options were exercisable through December 31, 2030.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity of the stock options:

	Number of Options	Exercise Price
Balance as of January 1, 2026	1,166,861	$8.07
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of March 31, 2026	1,166,861	$8.07

As of March 31, 2026, there was approximately $5.7 million of unrecognized compensation cost related to stock options, which was expected to be recognized over a remaining weighted-average vesting period of approximately 3.8 years. The weighted average remaining contractual term of the options was approximately 4.8 years.

The intrinsic value of the stock options was approximately $5.0 million. The intrinsic value is calculated as the difference between the Company’s closing stock price of $12.36 on March 31, 2026 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holder, had the holder been able to exercise the options on March 31, 2026.

In April 2026, all stock option awards were forfeited in connection with the mutual separation of Jonathan Gibbs, former Chief Data Center Officer, and the Company.

Note 15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of March 31, 2026
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$673,885	$673,885	$—	$—
Restricted bitcoin(a)	$395,810	$395,810	$—	$—
Derivative assets(b)	$97,118	$—	$—	$97,118
Derivative liabilities(c)	$922	$	$	$922
Contingent consideration liabilities(d)	$8,195	$—	$—	$8,195

	Fair value measured as of December 31, 2025
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,227,462	$1,227,462	$—	$—
Restricted bitcoin(a)	$347,979	$347,979	$—	$—
Derivative assets(b)	$148,048	$—	$—	$148,048
Contingent consideration liabilities(d)	$8,195	$—	$—	$8,195

(a)	See Note 5. Bitcoin.
(b)	See Note 8. Power Supply Agreements.
(c)	See Note 8. Power Supply Agreements. Derivative liability balances are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 16. Commitments and Contingencies.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses and other current liabilities approximated their carrying values because of the short-term nature of these instruments.

Note 16. Commitments and Contingencies

Commitments

Miners and mining equipment

Through March 31, 2026, the Company has paid approximately $796.1 million in total deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described in Note 6. Property and Equipment. As of March 31, 2026, the Company has a remaining commitment of $4.8 million for the purchase of miners, which is expected to be paid in the second quarter of 2026.

Infrastructure

During 2024, the Company entered into agreements related to water supply infrastructure for the Corsicana Facility, resulting in total remaining commitments of approximately $8.9 million as of March 31, 2026. The Company expects to incur these costs through the remainder of 2026.

Contingent consideration liabilities

Block Mining

As part of the July 23, 2024 acquisition of Block Mining, a vertically integrated bitcoin mining company based in Kentucky, (the “Block Mining Acquisition”), the sellers are eligible to earn an additional $32.5 million in potential earn-out targets, payable in cash or stock, if certain milestones were reached by December 31, 2025. This contingent consideration had an acquisition date fair value of $26.1 million.

As of March 31, 2026, the Block Mining Acquisition contingent consideration had an estimated fair value of $6.2 million recognized on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, current portion. The fair value measurement as of March 31, 2026, is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, a risk-free interest rate of approximately 5% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1% based on the median of Investment Grade High Yield Debt Instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of December 31, 2025, the Block Mining Acquisition contingent consideration had an estimated fair value of $6.2 million.

There were no changes to the fair value of the Block Mining Acquisition contingent consideration during the three months ended March 31, 2026.

E4A Solutions

As part of the acquisition of E4A Solutions, a Texas-based provider of electrical engineering solutions (the “E4A Solutions Acquisition”), the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ adjusted EBITDA, calculated as

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.65 times the amount the average adjusted EBITDA exceeds the established earn-out threshold during the two years ending December 31, 2026, payable in cash or Riot common stock at the Company’s discretion. This contingent consideration was recognized as the acquisition date fair value of $2.6 million.

As of March 31, 2026, the E4A Solutions Acquisition contingent consideration had an estimated fair value of $2.0 million. It is recognized at fair value on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, less current portion. The fair value measurement as of March 31, 2026 is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, risk-free rates ranging from 3.5% to 3.6% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1.9% based on the median of investment grade and high yield debt instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of December 31, 2025, the E4A Solutions Acquisition contingent consideration had an estimated fair value of $2.0 million.

There were no changes to the fair value of the E4A Solutions Acquisition contingent consideration during the three months ended March 31, 2026.

For the three months ended March 31, 2025, the change in fair value of the Company’s total contingent consideration was a gain of $8.3 million.

Contingencies

Legal Proceedings

The Company, and our subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to our business and transactions arising in the ordinary course of business. We cannot predict the final outcome of such proceedings. Where appropriate, we vigorously defend such claims, lawsuits, and proceedings. Some of these claims, lawsuits and proceedings seek damages, including direct, consequential, exemplary, and/or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by our insurance program. We maintain property and various types of liability insurance in an effort to protect ourselves from such claims. In terms of any matters where there is no insurance coverage available to us, or where coverage is available and we maintain a retention or deductible associated with such insurance, we may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by us on the Condensed Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statements, then we disclose the range of possible loss. Costs related to the defense of such claims are recorded by us as they are incurred. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting our defense of such matters. On the basis of current information, we do not believe there is a reasonable possibility that any material loss, if any, will result from any claims, lawsuits and proceedings to which we are subject, either individually, or in the aggregate.

Intellectual Property Disputes

Malikie Innovations Patent Dispute

On December 12, 2025, Malikie Innovations Ltd. (“Malikie”) and Key Patent Innovations Ltd. (together with Malikie, the “Plaintiffs”) filed suit against the Company, Foundry Digital LLC, Fortitude Mining, LLC, and Cipher Mining Inc. (collectively, the “Defendants”) in the United States District Court for the Western District of Texas in the case captioned 7:25-CV-00567. The Plaintiffs allege that the Defendants’ bitcoin transactions infringe on certain patents owned by the Plaintiffs and seek injunctive relief and an unspecified amount of damages, including pre- and post-judgment interest. The Company has engaged counsel and is working with its counsel to evaluate and defend the Company from this infringement claim. The Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such outcome, at this time.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Green Revolution Cooling Patent Dispute

On March 22, 2024, Green Revolution Cooling, Inc. (“GRC”) filed a complaint against the Company in the Western District of Texas (Case No. 6:24-CV-152), for patent infringement. More specifically, GRC has alleged that the immersion cooling systems provided to the Company by third parties infringe GRC’s U.S. Patent Nos. 9,992,914 (the “’914 Patent”) and 10,123,463 (the “’463 Patent”). GRC sought monetary damages through the time of trial, in excess of $52.0 million. GRC also sought an injunction against using all products that allegedly infringe the ’914 Patent and the ’463 Patent, or in lieu of an injunction, an award of a compulsory post-trial royalty of $0.01 per kWh of power used by the immersion cooled buildings. On April 9, 2026, a jury was convened and on April 13, 2026, trial commenced in the Western District of Texas. On April 13, 2026, the Court granted a directed verdict of no infringement for the ’463 Patent, leaving only the ’914 Patent for the jury to decide liability and damages. On April 17, 2026, the jury returned a verdict in favor of the Company, finding that it did not infringe the ’914 Patent. Accordingly, neither the Court nor the jury assessed any damages. The case now proceeds to post-trial briefing, and GRC may appeal the Court’s and the jury’s decisions.

Legacy Hosting Customer Disputes

SBI

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint in the United States District Court for the Western District of Texas (Case No. 6:23-cv-252), which it later amended, against Whinstone alleging breach of contract, fraud, and negligent bailment claims related to a colocation services agreement between Whinstone and SBI that was terminated in 2021. On July 21, 2023, Whinstone filed a motion to dismiss the amended complaint, which was denied on October 25, 2023. On November 25, 2024, Whinstone asserted counterclaims for breach of contract and fraudulent inducement. SBI attempted to update its alleged damages to over $350.0 million in purported lost profits through an updated expert report which the court has since stricken. Notwithstanding, SBI attempted to recover over $175.0 million in purported lost profits (a substantial amount of which is attributable to appreciation in Bitcoin prices), which has been previously disclosed, and more than $50.0 million in equipment replacement cost, plus exemplary damages, reasonable attorneys’ fees, costs, expenses, and pre- and post-judgment interest. Whinstone believes many of the claims are barred or waived, and that all of SBI’s claims substantively lack merit, and Whinstone plans to vigorously contest the same, as appropriate. On February 2, 2026, the court granted the Company’s motion for summary judgment in part, disallowing the use of appreciated Bitcoin prices in SBI’s damages model. On February 9, 2026, trial commenced before Magistrate Gilliland in the Western District of Texas. On February 16, 2026, the Company and SBI verbally agreed to a global settlement of all existing or future claims between the parties (the “SBI Settlement”). In consideration for the SBI Settlement, the Company agreed to pay SBI a total sum of $20.0 million in cash. On April 17, 2026, the court granted the Company and SBI’s joint motion, which dismissed all claims with prejudice.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet Group, Inc., (collectively, “GMO”) filed a complaint against Whinstone alleging breach of a colocation services agreement between GMO and Whinstone, which has since been terminated, seeking damages in excess of $150.0 million for lost profit and profit sharing payments GMO alleges it was owed from Whinstone. The case is pending in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-JPC). Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25.0 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496.0 million in damages, for loss of future profits and future profit sharing payments GMO alleges would have been received through the term of the agreement, based on Whinstone’s allegedly wrongful termination of the colocation services agreement as of June 29, 2023. On August 26, 2025, GMO filed its fifth amended complaint including the Company as a defendant. On September 29, 2025, the Company filed a motion to dismiss the fifth amended complaint, and that motion is currently pending before the court. On January 8, 2026, Whinstone filed a motion for summary judgment seeking dismissal of almost all claims against it, and GMO filed a motion for partial summary judgment on certain issues. Briefing on these motions is fully submitted and pending decision by the court. The Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17. Earnings Per Share (“EPS”)

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025
Warrants to purchase common stock	63,000	63,000
Unvested RSAs(a)	31,302,402	22,141,539
Unvested RSUs	2,176,952	2,123,137
Stock options	1,166,861	—
2030 Notes	39,988,127	39,988,127
Total	74,697,342	64,315,803

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

Note 18. Segment Information

The Company has three reportable segments: Bitcoin Mining, Data Center, and Engineering. The reportable segments are identified based on the types of services performed. No operating segments have been aggregated to form the reportable segments.

Gross profit (loss) is the segment performance measure the CODM uses to assess the Company’s reportable segments and is calculated before the elimination of intersegment profits. The CODM is the Company’s CEO. The CODM uses segment gross profit (loss) to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s three reportable segments, and as part of the budgeting process and review of budget-to-actual variances for capital allocation decisions.

Other than the $97.2 million of goodwill from the Block Mining Acquisition allocated to the Bitcoin Mining segment and $25.3 million of goodwill from the E4A Solutions Acquisition allocated to the Engineering segment, the Company does not allocate assets to the reporting segments because its assets are managed on an entity-wide basis. The Company also does not regularly provide segment assets to its CODM, and, therefore, does not separately disclose the total assets of its reportable operating segments.

The Bitcoin Mining segment generates revenue from the bitcoin earned through its Bitcoin Mining activities. The Data Center segment generates revenue from developing and leasing data center space and power capacity to third-party customers. The Engineering segment generates revenue through customer contracts for custom-engineered electrical products and services.

All revenue and cost of revenue from intersegment transactions have been eliminated in the Condensed Consolidated Statements of Operations.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present segment revenue and segment gross profit (loss), including the significant expense items reviewed by the CODM:

Three Months Ended March 31, 2026

	Bitcoin Mining	Data Center	Engineering	Total
Revenue from external customers	$111,895	$33,150	$22,174	$167,219
Intersegment revenue	—	—	17,738	17,738
Segment revenue	111,895	33,150	39,912	184,957

Reconciliation of revenue
Elimination of intersegment revenue				(17,738)
Total consolidated revenue				167,219

Less:
Power	72,317	27	—	72,344
Compensation	5,045	58	—	5,103
Insurance on miners	1,462	—	—	1,462
Water and property tax	5,656	—	—	5,656
Tenant fit-out costs	—	30,688	—	30,688
Materials	—	—	21,525	21,525
Labor	—	—	2,765	2,765
Other segment items(a)	2,282	—	8,175	10,457
Segment gross profit (loss)	$25,133	$2,377	$7,447	$34,957

Three Months Ended March 31, 2025 (b)

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$142,859	$13,920	$156,779
Intersegment revenue	—	6,324	6,324
Segment revenue	142,859	20,244	163,103

Reconciliation of revenue
Other revenue(c)			4,608
Elimination of intersegment revenue			(6,324)
Total consolidated revenue			161,387

Less:
Power	61,830	—	61,830
Compensation	4,445	—	4,445
Insurance on miners	1,462	—	1,462
Ground rent and related water and property tax	2,143	—	2,143
Materials	—	3,646	3,646
Labor	—	1,162	1,162
Other segment items(a)	4,939	6,998	11,937
Segment gross profit (loss)	$68,041	$8,438	$76,479

(a)	For each reportable segment, the other segment items category primarily consists of:

Bitcoin Mining: Bitcoin miner and network repair and maintenance costs.

Engineering: Manufacturing overhead costs.

(b)	The Company recognized its new Data Center operations as a reportable segment in the three months ended March 31, 2026. Accordingly, the Data Center segment is omitted from the table because there was no segment revenue or segment gross profit (loss) for the three months ended March 31, 2025.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(c)	Other revenue is primarily attributable to legacy Data Center Hosting bitcoin mining revenue and is therefore not included in the total for segment gross profit (loss).

The following table presents the reconciliation of segment gross profit (loss) to Net income (loss) before taxes:

	Three Months Ended March 31,
	2026	2025
Segment gross profit (loss)	$34,957	$76,479

Reconciling items:
Other profit (loss) (a)	—	(4,357)
Elimination of intersegment profits	(3,414)	(10,681)
Acquisition-related costs	—	(76)
Selling, general, and administrative	(76,180)	(71,448)
Depreciation and amortization	(97,734)	(77,926)
Change in fair value of bitcoin	(326,669)	(208,040)
Change in fair value of derivatives	(51,852)	41,894
Power curtailment credits	21,023	7,801
Change in fair value of contingent consideration	—	8,252
(Loss) gain on sale/exchange of equipment	—	(129)
Interest income	2,313	3,397
Interest expense	(2,618)	(2,308)
Loss on equity method investment - marketable securities	—	(63,238)
Other income (expense)	(12)	93
Net income (loss) before taxes	$(500,186)	$(295,930)

(a)	Other profit (loss) is primarily attributable to legacy Data Center Hosting bitcoin mining activity for the three months ended March 31, 2025, and is therefore not included in the total for segment gross profit (loss).

Concentrations

During the three months ended March 31, 2026, Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and Data Center revenue generated by the Company’s AMD lease each contributed more than 10% of the Company’s total consolidated revenue.

During the three months ended March 31, 2025, Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool contributed more than 10% of the Company’s total consolidated revenue.

During the three months ended March 31, 2026 and 2025, Bitcoin Mining power was primarily obtained from ERCOT.

During the three months ended March 31, 2026, Data Center power was entirely obtained from ERCOT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information to assist readers in understanding our results of operations and financial condition. This MD&A should be read in conjunction with the Notes and other financial information included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Unless otherwise indicated, amounts are stated in thousands of U.S. dollars except for: share, per share, per MWh and miner amounts; bitcoin quantities, prices, and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

Our MD&A is primarily organized as follows:

●	Business Overview and Trends. Highlights of events that impacted our financial position and results of operations.
●	Results of Operations. Analysis of our financial results comparing the three months ended March 31, 2026 and 2025.
●	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements, and their general purpose.
●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments underlying our reported financial results.

Forward-Looking Statements

This MD&A includes forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of factors that may cause actual results to differ materially – and potentially adversely – from the results described in or implied by the forward-looking statements contained in this MD&A and elsewhere in this Quarterly Report.

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

We operate in three reportable business segments: Bitcoin Mining, Data Center, and Engineering.

We own and manage multiple large-scale data center facilities in Texas and Kentucky that provide mission-critical power and infrastructure for our Bitcoin Mining at our Facilities, and non-mining Data Center operations at our Rockdale Facility. Our Rockdale Facility in Texas currently provides up to approximately 700 MW of developed capacity for Bitcoin Mining and Data Center leasing and is among the largest digital infrastructure campuses in North America, as measured by developed capacity. We have completed construction of approximately 400 MW of developed capacity at our second large-scale Texas development, the Corsicana Facility. We expect the Corsicana Facility to reach approximately 1 GW of developed capacity available for Bitcoin Mining and other high-density compute workloads upon full build-out.

Our industry remains highly competitive and continues to evolve alongside broader growth in digital assets and high-performance compute. With our scale, integrated power strategy, and engineering foundation, we believe we are well positioned to participate in the rapidly converging markets for Bitcoin Mining, AI, HPC, and modern data center infrastructure.

Data Center Development

In 2025, we began leveraging our core competencies in power optimization, strategic land acquisition, engineering design, and construction execution to pursue opportunities to develop and monetize portions of our existing facilities and power pipeline through data center leasing services. We strengthened our execution capacity by recruiting critical talent and establishing a scalable data center platform to support data center development at the Corsicana Facility. We have completed our basis of design for our standard data center build and have initiated development of our first core & shell at the Corsicana Facility.

In January 2026, we announced the execution of the AMD Lease to provide 25 MW of critical IT load capacity at our Rockdale Facility. The AMD Lease has an initial term of ten years and provides for expansion options for up to an additional 75 MW of critical IT load capacity, as well as a right of first refusal for up to an additional 100 MW. The AMD Lease also provides three successive five-year term renewal options at the lessee’s discretion.

In April 2026, we entered into the AMD Lease Amendment to exercise a portion of the existing expansion option set forth in the AMD Lease, to provide an additional deployment of 25 MW of critical IT load capacity. Under the AMD Lease Amendment, AMD holds a remaining balance of 50 MW of reserved critical IT load capacity under the existing expansion option. The AMD Lease Amendment also grants AMD a conditional, first-priority right to lease up to an additional 100 MW of critical IT load capacity, exercisable in increments of not less than 50 MW. If both the remaining 50 MW of reserved capacity under the existing expansion option and the additional 100 MW option are fully exercised, AMD’s total leased capacity at the Rockdale Facility would increase to 200 MW. This conditional, first-priority right replaces the right of first refusal for an additional 100 MW previously granted to AMD in the AMD Lease.

Business Segments

Bitcoin Mining

During the three months ended March 31, 2026, we continued to deploy miners across all our Facilities, with the objective of improving our operational efficiency and performance. As of March 31, 2026, we had a total deployed hash rate capacity of 42.5 EH/s, as compared to 38.5 EH/s as of December 31, 2025, an increase of 10.4%.

During the three months ended March 31, 2026, we mined 1,473 bitcoin, reflecting a decrease of 57 bitcoin compared to the 1,530 bitcoin mined during the three months ended March 31, 2025. The decrease was primarily due to increases in the global network hash rate, partially offset by our increase in deployed hash rate and significantly improved operational efficiency. For the three months ended March 31, 2026 and 2025, Bitcoin Mining revenue was $111.9 million and $142.9 million, respectively. The decrease of $31.0 million was primarily due to lower bitcoin prices during the 2026 period, which averaged $68,223 per bitcoin, as compared to $82,535 per bitcoin for the 2025 period, and a slight decrease in bitcoin production of 3.7% due to the substantial increase in the global network hash rate. These decreases were partially offset by a 22.6% increase in our average operating hash rate, which increased from 29.7 EH/s during the three months ended March 31, 2025 to 36.4 EH/s during the three months ended March 31, 2026.

Custodians

As bitcoin is a decentralized digital asset, we are not required to use a third-party custodian and may elect to self-custody our holdings. However, we believe that our private keys associated with our bitcoin are better safeguarded within the secure environment provided by custodians. Self-custody poses an increased risk to our private keys, and we may not have the same level of protection as that offered by custody providers who are well-versed in industry best practices for safeguarding digital assets from potential theft, loss, or destruction.

Our bitcoin custodian and brokerage services relationships are non-exclusive, and we may change our custodian and brokerage relationships at any time. We continually monitor our bitcoin assets held by our custodians. Our insurance providers do not have inspection rights associated with our bitcoin assets held in cold storage. For additional information regarding our relationships with our custodians, NYDIG Trust Company LLC and Coinbase, Inc., on behalf of itself and Coinbase Custody Trust Company, LLC, and, if applicable, Coinbase or Coinbase Custody International Ltd., and a description of our underlying agreements with them, see Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report.

Bitcoin Mining Metrics

The following table presents our key Bitcoin Mining metrics:

	Three Months Ended
	March 31,
	2026	2025
Hash rate, average operating (EH/s)(1)
Rockdale Facility	14.1	12.9
Corsicana Facility	15.4	14.2
Kentucky Facility	7.0	2.6
Combined hash rate, average operating	36.4	29.7

All-in power cost (cents/kilowatt-hour)(2)
Rockdale Facility	3.1	3.7
Corsicana Facility	2.7	3.4
Kentucky Facility	3.8	4.1
Combined all-in power cost	3.0	3.8

	March 31,
	2026	2025
Hash rate, deployed (EH/s)(1)
Rockdale Facility	17.3	15.0
Corsicana Facility	16.2	15.7
Kentucky Facility	9.0	3.0
Combined hash rate, deployed	42.5	33.7

Developed power capacity (MW)(3)
Rockdale Facility	700	700
Corsicana Facility	400	400
Kentucky Facility	162	65
Total power capacity	1,262	1,165

(1)	Hash rate, deployed, represents the total potential hash rate of all our deployed miners as of the end of the period, whereas hash rate, average operating, represents the average total hash rate our deployed miners provided throughout the period. The difference between deployed hash rate and operating hash rate is attributable to down time of all or some of our miners for power curtailments, or repairs and maintenance of bitcoin miners or supporting infrastructure. The difference between deployed and operating hash rate is a key measure in determining the efficiency of our Bitcoin Mining operations.

(2)	All-in power cost is the price we paid throughout the period for our power, net of power curtailments received. Power is overwhelmingly the largest marginal input cost in mining bitcoin and a significant contributor to profitability. Miners with a low cost of power are also able to profitably mine in a wider range of bitcoin prices.

(3)	Developed power is the total amount of electricity our Facilities can utilize as of the end of the period.

The following table presents our cost to mine one bitcoin (amounts in thousands, except Quantity of bitcoin mined and Production value of one bitcoin mined amounts):

	Three Months Ended
	March 31,
	2026	2025
Cost of power for self-mining operations	$72,317	$61,830
Other direct cost of revenue for self-mining operations(1)(2), excluding bitcoin miner depreciation	14,445	12,988
Cost of revenue for self-mining operations, excluding bitcoin miner depreciation	86,762	74,818
Less: power curtailment credits(3)	(21,023)	(7,801)
Cost of revenue for self-mining operations, net of power curtailment credits, excluding bitcoin miner depreciation	65,739	67,017
Bitcoin miner depreciation(4)(5)	76,086	57,062
Cost of revenue for self-mining operations, net of power curtailment credits, including bitcoin miner depreciation	$141,825	$124,079

Quantity of bitcoin mined	1,473	1,530
Production value of one bitcoin mined(6)	$75,964	$93,385

Cost to mine one bitcoin, excluding bitcoin miner depreciation	$44,629	$43,808
Cost to mine one bitcoin, excluding bitcoin miner depreciation, as a % of production value of one bitcoin mined	58.8%	46.9%

Cost to mine one bitcoin, including bitcoin miner depreciation	$96,283	$81,109
Cost to mine one bitcoin, including bitcoin miner depreciation, as a % of production value of one bitcoin mined	126.7%	86.9%

(1)	Other direct cost of revenue includes compensation, insurance, repairs, and ground lease rent and related property tax.

(2)	During the three months ended March 31, 2026 and 2025, we paid cash of $23.5 million and $21.0 million, respectively, in total deposits and payments for the purchase of miners. Costs to finance the purchase of miners were zero in all periods presented as the miners were paid for with cash from the Company’s cash balance. The seller did not provide any financing nor did the Company borrow from a third-party to purchase the miners.

(3)	Power curtailment credits are credited against our power invoices as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine bitcoin. These credits are recognized in Power curtailment credits on our Condensed Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine bitcoin.

(4)	We capitalize the acquisition cost of our miners and include these costs in Property and equipment, net on our Condensed Consolidated Balance Sheets. The miners are depreciated over an estimated useful life of three years, during which time, they are expected to contribute to the generation of bitcoin revenue. We do not consider depreciation expense in determining whether it is economical to operate our miners because depreciation is a non-cash expense and is not a variable operating cost that can be avoided even if we curtail operations temporarily. Depreciation expense incurred is disclosed for each respective period in the table above.

(5)	The following table presents the future depreciation expense of all of our bitcoin miners:

Remainder of 2026	$197,735
2027	216,084
2028	94,489
2029	13,865
Total	$522,173

(6)	Computed as revenue recognized from bitcoin mined divided by the quantity of bitcoin mined during the same period.

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

For the three months ended March 31, 2026, Bitcoin Mining revenue was approximately $111.9 million.

Summary of Riot’s Bitcoin Mining Results

The following tables present additional information about our Bitcoin Mining activities, including bitcoin production and sales of bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2026	18,005	$1,575,441
Revenue recognized from bitcoin mined	1,473	111,895
Change in bitcoin receivable	(3)	130
Proceeds from sale of bitcoin	(3,778)	(289,484)
Exchange of bitcoin for employee compensation	(18)	(1,618)
Change in fair value of bitcoin	—	(326,669)
Balance as of March 31, 2026	15,679	$1,069,695

The following reconciles Bitcoin and Restricted bitcoin as of March 31, 2026 to the amounts above:
Bitcoin	9,877	$673,885
Restricted bitcoin(a)	5,802	395,810
Total	15,679	$1,069,695

	Quantity	Amounts
Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	1,530	142,859
Change in bitcoin receivable	1	208
Proceeds from sale of bitcoin	—	—
Exchange of bitcoin for employee compensation	(30)	(2,950)
Change in fair value of bitcoin	—	(208,040)
Balance as of March 31, 2025	19,223	$1,586,545

(a)	Restricted bitcoin is the Company’s bitcoin pledged as collateral for the $200 Million Credit Facility. See Note 11. Debt for more information.

Data Center

Our Data Center business designs, develops and operates large-scale data center projects designed to support the growing demand for high-density compute. This includes the lease of data center space and power capacity, which is generally paid monthly. Power costs are passed through to customers at cost. Additionally, we provide tenant fit-out services to our customers for the build-out of customer-specific equipment at cost plus a margin.

For the three months ended March 31, 2026, Data Center revenue was approximately $33.2 million, reflecting initial leasing activity and associated tenant fit-out, through the AMD Lease.

Engineering

Our Engineering business designs and manufactures power-distribution equipment and engineered-to-order electrical products. These products support our vertical integration strategy by enabling the internal development of critical electrical equipment and engineering services necessary for developments at our Facilities. This integration helps mitigate execution and counterparty risk in ongoing and future expansion projects. The specialized talent employed in our Engineering business allows us to explore new methods to optimize and develop best-in-class Bitcoin Mining operations and has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin Mining hardware. The vertical integration of our Engineering division gives us additional strength and security in developing and deploying our Data Center build-outs. Our Data Center business is able to leverage Engineering’s market specific expertise for best-in-class design as well as speed to market.

Our Engineering business also provides electrical distribution product design, manufacturing, and installation services primarily focused on large-scale industrial and governmental customers and serves a broad scope of clients across a wide range of markets including data center, power generation, utility, water, industrial, and alternative energy.

Engineering revenue is primarily derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenue is recognized over time as performance creates or enhances an asset with no alternative use, and for which we have an enforceable right to receive compensation as defined under the contract.

In December 2024, we completed the E4A Solutions Acquisition. This acquisition strengthens our vertically integrated strategy by adding engineering expertise to service our existing and future electrical infrastructure as well as providing solutions and services to the rapidly growing market for electrical infrastructure.

For the three months ended March 31, 2026, Engineering revenue was approximately $22.2 million.

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

This approach enables us to realize value from our bitcoin holdings at favorable market conditions to support our liquidity profile and fund business growth. We believe this strategy enhances our operational stability, supports our liquidity profile, and provides the financial flexibility necessary to execute on our business plan and meet our capital allocation objectives.

Power Strategy

Long-term power contracts form the foundation of our power strategy. We utilize the Rockdale PPA, Corsicana PPA, and Kentucky PPA (together, the “PPAs”) at our Facilities in the following ways:

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

ERCOT’s 4CP Program

At the Rockdale Facility and the Corsicana Facility, we participate in ERCOT’s 4CP Program by voluntarily powering down operations during times of peak demand in summer months. Participation in this program provides substantial savings on transmission costs in the subsequent year’s power bills and contributes to reduced overall power costs.

The following table presents our power curtailment credits:

	Three Months Ended
	March 31,
	2026	2025
Manual curtailment power credits	$20,932	$7,030
Demand response power credits	91	771
Total power curtailment credits	$21,023	$7,801

The following graph presents the primary decision factors that guide our decision to curtail power usage or power down our mining operations, and when we might resume mining operations:

Challenges, Risks, and Industry Trends

Increased Competition and Global Network Hash Rate

The price of bitcoin reached new all-time highs in 2025, supported by continued institutional investment in the Bitcoin spot exchange-traded funds (“ETFs”), global adoption, and increased interest from both retail and sovereign investors, but fell in the first quarter of 2026 to prices last seen in 2024. Bitcoin spot ETFs remained a primary driver of institutional demand, with total assets under management exceeding $85 billion as of March 31, 2026. These ETFs, as investment vehicles, provide investors with a broader way to gain exposure to bitcoin through more traditional financial markets. In March 2025, the United States established the United States Bitcoin Strategic Reserve, which currently holds the largest bitcoin reserve in the world, solidifying bitcoin as a mainstream financial asset and alternative source of value to fiat currency.

During 2023 and 2024, the bitcoin mining industry experienced record growth as the price of bitcoin increased from the lows experienced in early 2023. In 2025 and the first quarter of 2026, the industry continued to grow, though at a slower pace due to increased network difficulty during 2025 and more aggressive competition for efficient energy sources globally. The rising bitcoin price renewed opportunities to access capital markets to fund growth, leading to unprecedented expansion in mining operations, which resulted in a doubling of the size of provisioned hash calculation services on the network, as measured by total hash rate. Competition among mining companies continued to intensify in 2025, with top operators focusing on mergers, acquisitions, and direct power procurement contracts to secure stable energy pricing in the face of volatile market conditions.

We have observed that when the market price for bitcoin experiences sustained increases, new miners are introduced onto the bitcoin network, contributing to an increase in the global network hash rate. Our hash rate grew by approximately 10.4% from December 31, 2025 to March 31, 2026, though the number of bitcoin we mined during the same period decreased slightly as a result of the increase in the global network hash rate as compared to the same period in 2025.

Accordingly, as the global network hash rate continues to rise, miners must scale their operations to maintain or improve their share of mining rewards. In response, we have made investments in electricity supply and distribution infrastructure and are focused on other strategic growth opportunities that enhance our long-term competitiveness. Further, we have adopted new and improved technology to increase both our mining power and efficiency, including our industrial-scale adoption of immersion cooling and our strategic acquisitions of large quantities of the latest powerful and efficient miners available.

Bitcoin Mining Industry Consolidation and Emergence of Data Center Alternative

The bitcoin mining industry is undergoing significant structural transformation. A combination of factors, including the 2024 halving event, record high network hash rates in 2025, rising mining difficulties, and constrained access to large-scale power resources, has led to increased consolidation across the industry. These dynamics have made efficient, large-scale mining operations increasingly capital-intensive and have prompted miners to seek new avenues for maximizing the value of their existing infrastructure. A notable emerging trend is the convergence of bitcoin mining operations with large-scale data center services, including those supporting AI/HPC workloads. As demand for data center infrastructure accelerates, driven by advances in machine learning, generative AI, and compute-intensive enterprise applications, access to reliable, low-cost power has become a critical constraint on the development of new data centers. Bitcoin mining companies that own and operate their facilities are increasingly repurposing or reallocating portions of their power and physical infrastructure to support data center applications. This shift is enabled by the similarities between the underlying facility requirements for Bitcoin Mining and Data Center workloads, including large electrical loads, advanced cooling systems, and high-density rack deployments.

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

Data Center Scrutiny and Regulation

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

Tax abatement programs that have historically supported development, and specifically, data center development, are subject to increasing scrutiny as residents and policymakers reassess the associated economic benefits to their communities relative to perceived impacts on energy demand, utility costs, and natural resource consumption. In response, certain jurisdictions are becoming more selective in offering incentives or eliminating them altogether. Certain jurisdictions have implemented, or are considering implementing, temporary moratoriums or other restrictions on new data center development due to these concerns.

See Part I, Item 1A. “Risk Factors” of the 2025 Annual Report for additional discussion regarding potential impacts that our competitive and evolving industry may have on our business.

Recent Events Affecting the Company

Global supply chain disruptions and inflationary pressures have, at times, resulted in delays to our miner delivery schedules, infrastructure development timelines, and the manufacturing and delivery schedules within our Engineering segment. These delays are primarily driven by constraints in the globalized supply chains for miners, specialized electrical distribution equipment, and construction materials. While we have effectively mitigated these delays, there can be no assurance that we will be successful in mitigating such disruptions in the future.

The development and expansion of our Facilities require significant quantities of critical components that are currently in high demand and may be difficult to source. To mitigate the risks associated with supply chain volatility, increasing demand, and uncertainty arising from U.S. tariffs and retaliatory international tariffs, we have proactively procured and currently maintain a supply of essential electrical infrastructure components and construction materials. These strategic reserves are intended to support the expansion and data center development of the Corsicana and Rockdale Facilities, the expansion of our Kentucky Facilities, and the maintenance of our existing systems, and to reduce our exposure to potential inflationary pricing and equipment delivery delays.

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

Results of Operations

Comparative Results for the Three Months Ended March 31, 2026, and 2025:

Revenue

Total revenue for the three months ended March 31, 2026 and 2025 was $167.2 million and $161.4 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Data Center revenue, Engineering revenue and Other revenue. Other revenue consists almost entirely of residual activity related to our former Data Center Hosting bitcoin mining operations. See below for explanations of changes in revenue by operating segment.

For the three months ended March 31, 2026 and 2025, Bitcoin Mining revenue was $111.9 million and $142.9 million, respectively. The decrease of $31.0 million was primarily due to lower bitcoin prices in the 2026 period, which averaged $68,223 per bitcoin, as compared to $82,535 per bitcoin for the 2025 period, and a slight decrease in bitcoin production of 3.7% due to the substantial increase in the global network hash rate. These decreases were partially offset by a 22.6% increase in our average operating hash rate, which increased from 29.7 EH/s in the three months ended March 31, 2025 to 36.4 EH/s in the three months ended March 31, 2026.

For the three months ended March 31, 2026, Data Center revenue was approximately $33.2 million, primarily attributable to initial leasing activity and associated tenant fit-out through the AMD Lease. We recognized our new Data Center operations as a reportable segment in the three months ended March 31, 2026. Accordingly, there were no Data Center revenues for the three months ended March 31, 2025.

For the three months ended March 31, 2026 and 2025, Engineering revenue was $22.2 million and $13.9 million, respectively. The increase was primarily attributable to the record third-party data center demand for custom electrical equipment. Our custom electrical products are used as important components in data center development and in power generation and distribution facilities. There continues to be significant third-party demand for these products due to the increased interest in data center construction, as well as growing worldwide demand for power.

Costs and expenses

The following table presents Cost of revenue for Bitcoin Mining:

	Three Months Ended
	March 31,
	2026	2025
Power	$72,317	$61,830
Compensation	5,045	4,445
Insurance on miners	1,462	1,462
Ground and facility rent, water, and property tax	5,656	344
Other(a)	2,282	6,737
Total Bitcoin Mining cost of revenue	$86,762	$74,818

(a)	All amounts included in Other are individually insignificant.

The increase of approximately $11.9 million was primarily due to increased Bitcoin Mining capacity and power consumption due to the 125 MW of power capacity at the Rockdale Facility that was assumed in the settlement of litigation between the Company and Rhodium Encore LLC in April 2025 and the continued expansion at the Kentucky Facility. The expanded facilities require additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations. In 2025, we acquired the Rockdale Facility land that was previously subject to a ground lease. As a result, ground rent was zero in 2026.

Cost of revenue for Engineering for the three months ended March 31, 2026 and 2025 was $18.1 million and $11.8 million, respectively, an increase of approximately $6.3 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of increased Engineering revenue noted above, the increase was primarily due to increased receipts of materials resulting in our ability to complete projects.

Selling, general, and administrative expenses for the three months ended March 31, 2026 and 2025 were $76.2 million and $71.4 million, respectively, an increase of approximately $4.8 million. Selling, general, and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to an $11.8 million increase in compensation expense, including stock-based compensation, as a result of hiring additional employees to support our ongoing growth and data center development. This increase was partially offset by a $5.0 million decrease in legal fees due to recently ending or settling much of our outstanding litigation. Additional decreases were from lower consulting and insurance costs.

Depreciation and amortization for the three months ended March 31, 2026 and 2025 was $97.7 million and $77.9 million, respectively, an increase of approximately $19.8 million. The increase was primarily due to increases in miners deployed.

The change in fair value of bitcoin for the three months ended March 31, 2026 and 2025 were losses of $326.7 million and $208.0 million, respectively, and was recognized to adjust the fair value of our bitcoin held at the end of each period.

The change in fair value of our derivatives for the three months ended March 31, 2026 and 2025 was a loss of $51.9 million and a gain of $41.9 million, respectively, and was recorded to adjust the fair value of our PPAs, which were classified as derivatives and measured at fair value. The loss incurred during the three months ended March 31, 2026 was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models decreasing from $55.7 per MWh as of December 31, 2025 to $49.1 per MWh as of March 31, 2026. The gain recognized during the three months ended March 31, 2025 was primarily attributable to the average of the forward prices increasing from $51.98 per MWh as of December 31, 2024 to $55.41 per MWh as of March 31, 2025.

Power curtailment credits for the three months ended March 31, 2026 and 2025 were $21.0 million and $7.8 million, respectively, and represent sales of unused power under our PPAs and participation in ancillary services under ERCOT and MISO Demand Response Service Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the power grids, such as weather and global fuel costs.

The change in fair value of contingent consideration during the three months ended March 31, 2026 and 2025 were zero and a gain of $8.3 million, respectively, and were a result of the change in estimates for the potential earnout contingent consideration to the former sellers in the Block Mining Acquisition and the E4A Solutions Acquisition.

Other income (expense)

Interest income for the three months ended March 31, 2026 and 2025 was $2.3 million and $3.4 million, respectively, and was earned from interest on cash balances held during the period. The decrease was due to lower cash balances on hand and lower interest rates.

Interest expense for the three months ended March 31, 2026 and 2025 was $2.6 million and $2.3 million, respectively, and was primarily related to interest paid on our revolving lines of credit and letters of credit.

The loss on equity method investment – marketable securities for the three months ended March 31, 2025, of $63.2 million was recognized to adjust the fair value of our equity method investment held at the end of each period. The equity method investment was sold in its entirety during the year ended December 31, 2025.

Non-GAAP Measures

In addition to financial measures presented under generally accepted accounting principles in the United States (“GAAP”), we consistently evaluate our use of and calculation of non-GAAP financial measures such as “Adjusted EBITDA.” EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as EBITDA adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of our core business operations. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities fair value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items.

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

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP performance measure:

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$(500,477)	$(296,367)
Interest income	(2,313)	(3,397)
Interest expense	2,618	2,308
Income tax expense (benefit)	291	437
Depreciation and amortization	97,734	77,926
EBITDA	(402,147)	(219,093)

Adjustments:
Stock-based compensation expense	39,166	29,576
Acquisition-related costs	—	76
Change in fair value of derivatives	51,852	(41,894)
Change in fair value of contingent consideration	—	(8,252)
Loss (gain) on equity method investment - marketable securities	—	63,238
Loss (gain) on sale of equipment	—	129
Other (income) expense	12	(93)
Amortization of license fee revenue	—	(24)
Adjusted EBITDA	$(311,117)	$(176,337)

Liquidity and Capital Resources

We generate non-cash revenue through mining bitcoin at our Facilities, which we manage based on our Bitcoin Treasury Strategy, while financing operations and other expenses through sales of our bitcoin production, borrowing against our credit facilities, and issuance of common stock under the ATM offering program. During the three months ended March 31, 2026, no shares were sold under the ATM Program. During the three months ended March 31, 2025, we issued and sold approximately 5.4 million shares of our common stock under our ATM offering program for aggregate net proceeds (net of commissions and expenses) of $68.4 million.

As of March 31, 2026, we had net working capital of approximately $33.3 million, which included cash and cash equivalents of $205.7 million. We reported a net loss of $500.5 million during the three months ended March 31, 2026, which included $407.1 million in non-cash net losses primarily consisting of the loss from the change in fair value of bitcoin of $326.7 million, depreciation and amortization of $97.7 million, change in the fair values of derivatives of $51.9 million, and stock-based compensation of $39.2 million, partially offset by revenue recognized from bitcoin mined of $111.9 million.

During the three months ended March 31, 2026, we sold 3,778 bitcoin for proceeds of approximately $289.5 million. We monitor our balance sheet on an ongoing basis and evaluate the level of bitcoin retained in consideration of our cash requirements for ongoing operations and expansion.

Contractual Commitments and Obligations

As of March 31, 2026, we had a remaining commitment of approximately $4.8 million due to MicroBT for the contractual purchase of miners, which we expect to pay through the second quarter of 2026.

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

The ability to raise funds through the sale of equity, debt financings, or the sale of bitcoin to maintain our operations is subject to many risks and uncertainties and any future equity issuances or convertible debt offerings could result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through bitcoin production and successfully convert bitcoin into cash or fund overhead with bitcoin is subject to a number of risks, including regulatory, financial, and business risks, many of which are beyond our control. Additionally, we have observed significant historical volatility in the market price of bitcoin and, as such, future prices cannot be predicted.

Data Center

Data Center revenue is derived from lease income from the leasing of data center space and provisioning of power under long-term lease agreements, and the construction of assets to support tenants.

Lease rent and power reimbursement income is recognized on a monthly basis as costs are incurred and services are provided and revenue generated from providing tenant fit-out services is recognized using the percentage of completion model whereby total costs incurred are divided by total costs expected to be incurred, which reflects progress towards completion of the performance obligation.

Customers are typically required to make monthly rent and power reimbursement payments as well as periodic tenant fit-out progress payments based on contractually agreed-upon milestones.

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

If we are unable to generate sufficient revenue from our Bitcoin Mining, Data Center, or Engineering operations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

ATM Equity Offerings

During 2025 and 2024, we offered and sold shares of our common stock through ATM offering programs pursuant to sales agreements with sales agents (each, an “ATM Program”). For additional information regarding our ATM Program, see Note 13. Stockholders’ Equity.

The following table sets forth shares sold and net proceeds received (net of sales commissions and expenses) from shares sold under our August 2024 ATM Program:

	Three Months Ended March 31,
	2025
	Shares	Net Proceeds
August 2024 ATM Program	5,368,600	$68,405

As of March 31, 2026, no shares had been sold under the 2025 ATM Program, therefore all $500.0 million of our common stock remained available for issuance and sale pursuant to the 2025 ATM Program.

Legal Proceedings

We have been named a defendant in several lawsuits, as more fully described in Note 16. Commitments and Contingencies.

Cash Flows

The following table presents a summary of our cash flows:

	Three months ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(182,651)	$(122,060)
Net cash provided by (used in) investing activities	$157,793	$(59,227)
Net cash provided by (used in) financing activities	$(2,392)	$67,857

Operating Activities

The $60.6 million increase in cash used in operating activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to increased power costs of $10.5 million and cash outflows during the three months ended March 31, 2026 consisting of a one-time cash payment of $20.0 million for the SBI legal settlement and $30.7 million for costs related to tenant fit-out, for which we expect to be reimbursed in the second quarter of 2026.

Investing Activities

For the three months ended March 31, 2026, net cash provided by investing activities was primarily attributable to proceeds from the sale of bitcoin of $289.5 million, partially offset by purchases and deposits paid for miners and purchases of property and equipment for our ongoing expansions, for which we paid approximately $16.2 million in deposits for the purchase of miners and other equipment, with anticipated additional payments of $4.8 million to be made through the second quarter of 2026, and payments of approximately $115.5 million for the purchase of property and equipment.

For the three months ended March 31, 2025, net cash used in investing activities was primarily attributable to payments of approximately $32.9 million for the purchase of property and equipment and $26.7 million in deposits and payments for the purchase of miners.

Financing Activities

For the three months ended March 31, 2026, no cash was provided by financing activities as we did not issue any shares under our ATM Program, issue debt, or increase the borrowings on any of our existing debt. For the three months ended March 31, 2025, net cash provided by financing activities primarily consisted of proceeds from our ATM Program offerings of $70.0 million.

We have approximately $853.7 million in total principal on our debt outstanding, primarily consisting of $594.4 million from our 2030 Notes, $200.0 million from our bitcoin-backed credit facility, $54.3 million from our revolving credit facilities, and $5.0 million of debt.

We have primarily financed our strategic growth through proceeds from the issuance of our common stock through ATM Program offerings and various credit facilities, and it is reasonably likely that we will continue to finance our ongoing growth similarly.

Critical Accounting Policies and Estimates

In preparing our financial statements in accordance with GAAP, there are certain accounting policies that may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our Condensed Consolidated Financial Statements. An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our Condensed Consolidated Financial Statements. These include: business combinations, valuation of the Rockdale PPA and the Corsicana PPA, long-lived assets and stock-based compensation. We believe these and other accounting policies set forth in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements should be reviewed as they are integral to understanding our results of operations and financial condition.

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

See Note 8. Power Supply Agreements for a discussion of the unobservable inputs and their impact on the valuation.

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

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a description of applicable recent accounting pronouncements and any material impact on our financial statements.

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

Risks Regarding the Price of Bitcoin

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of March 31, 2026, we held 15,679 bitcoin recognized at its fair value of $1.1 billion.

The market price of bitcoin is highly volatile, and we cannot accurately predict future price movements. Fluctuations in Bitcoin’s market value directly affect revenue generated from our mining operations. In addition, any decline in the fair value of the bitcoin we mine and hold for our account would be reflected in our financial statements as a charge against net income, which could have a material adverse effect on our results of operations and the market price for our securities.

We manage our exposure to bitcoin price volatility by investing in energy-efficient miners and vertical integration, and by diversifying our revenue streams through our data center initiatives. Management regularly monitors market conditions and liquidity requirements to determine the timing of bitcoin sales and our capital expenditures.

The following table presents the impact of 10% changes in the price of bitcoin on our bitcoin holdings during the applicable period:

	For the three months ended March 31, 2026		For the three months ended March 31, 2025
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin
Increase/(Decrease) in Net Income	$106,956	$(106,956)	$158,634	$(158,634)

The decreased sensitivity to price changes in 2026 as compared to 2025 was primarily due to the decrease in our bitcoin holdings in 2026, and as of March 31, 2026, as compared to March 31, 2025.

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

The following table presents the hypothetical impact on our net income of 10% changes in the future power prices (taking into account the dates of maturity of our various fixed price PPAs) used to derive the fair value of the Rockdale PPA and the Corsicana PPA derivatives:

	For the three months ended March 31, 2026		For the three months ended March 31, 2025
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Future Power Prices	Future Power Prices	Future Power Prices	Future Power Prices
Increase/(Decrease) in Net Income	$31,889	$(31,889)	$47,240	$(47,240)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in Note 16. Commitments and Contingencies.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows, and equity as set forth herein and in Part I, Item 1A. Risk Factors of our 2025 Annual Report. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, financial condition, results of operations, cash flows, and equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our repurchases of our common stock during the three months ended March 31, 2026:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share (b)	or Programs	or Programs
January 1, 2026 through January 31, 2026	121,761	$12.67	N/A	N/A
February 1, 2026 through February 28, 2026	17,271	15.22	N/A	N/A
March 1, 2026 through March 31, 2026	17,341	12.36	N/A	N/A
Total	156,373	$12.92

(a)	During the quarter ended March 31, 2026, pursuant to our 2019 Equity Incentive Plan, certain of our employees surrendered shares of common stock to us to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards.

(b)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K (“10b5-1 Plan”).

Item 6. Index of Exhibits

The following are incorporated by reference herein to the exhibit previously filed with the SEC at the location indicated below or are filed herewith as indicated below:

Exhibit	Description	Location
2.1	Plan of Merger, dated effective as of December 30, 2022, by and between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 2.1 of the Current Report on Form 8-K filed January 3, 2023.

3.1	Articles of Incorporation filed September 19, 2017.	Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Amendment to the Articles of Incorporation of Riot Blockchain, Inc. dated November 21, 2022.	Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.3	Certificate of Amendment to the Articles of Incorporation of Riot Platforms, Inc. dated June 13, 2024.	Exhibit 3.1 of the Current Report on Form 8-K filed June 18, 2024.

3.4	Amended and Restated Bylaws effective March 26, 2026.	Exhibit 3.1 of the Current Report on Form 8-K filed April 1, 2026.

3.5	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.6	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

10.1 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Performance Award Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed January 2, 2026.

10.2 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Service Award Agreement.	Exhibit 10.2 of the Current Report on Form 8-K filed January 2, 2026.

10.3 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Performance Award Agreement (Units).	Exhibit 10.3 of the Current Report on Form 8-K filed January 2, 2026.

10.4 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Service Award Agreement (Units).	Exhibit 10.4 of the Current Report on Form 8-K filed January 2, 2026.

10.5 +†*	Amended and Restated Executive Employment Agreement, by and between the Company and Stephen Howell, dated as of January 1, 2026.	Filed herewith.

10.6 +†*	Amended and Restated Executive Employment Agreement, by and between the Company and Jason Chung, dated as of January 1, 2026.	Filed herewith.

10.7 +†*	Amended and Restated Executive Employment Agreement, by and between the Company and William Jackman, dated as of January 1, 2026.	Filed herewith.

10.8 +†*	Amended and Restated Executive Employment Agreement, by and between the Company and Jason Les, dated as of January 1, 2026.	Filed herewith.

10.9 +†*	Amended and Restated Executive Employment Agreement, by and between the Company and Benjamin Yi, dated as of January 1, 2026.	Filed herewith.

10.10 +†*	Amended and Restated Professional Services Agreement, by and between the Company and Colin Yee, dated as of January 1, 2026.	Filed herewith.

10.11 +†*	Amended and Restated Executive Employment Agreement, by and between the Company and Jonathan Gibbs, dated as of June 11, 2025.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Filed herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Filed herewith.

101

Inline XBRL (Extensible Business Reporting Language). The following from this Quarterly Report, formatted in iXBRL (inline XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

* Certain schedules and appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2026	RIOT PLATFORMS, INC. (Registrant)

/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Jason Chung
Jason Chung
Chief Financial Officer (Principal Financial Officer)