Form 10-Q
period 2026-06-30
Riot Platforms, Inc.
filed 2026-08-10
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:         to:

Commission file number: 001-33675

RIOT PLATFORMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1553387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Rio Grande Drive, Suite 200, Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 794-2000

3855 Ambrosia Street, Suite 301

Castle Rock, CO 80109

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 7, 2026, the registrant had 375,258,935 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those that are incorporated by reference herein. All statements in this Quarterly Report and the documents incorporated by reference herein, other than statements of historical fact, are “forward-looking statements” within the scope of this cautionary note, including, but not limited to statements concerning: our plans, strategies, and objectives for future operations, including the Company’s strategic evolution from a bitcoin mining-focused enterprise to a diversified data center and digital infrastructure company; the integration of new equipment, systems, technologies, services, or developments; the development, construction, and commissioning of the Company’s power capacity for large-scale data center purposes, including artificial intelligence (“AI”) and high-performance computing (“HPC”) uses; the deployment of industrial-scale immersion-cooled bitcoin mining hardware at our Bitcoin Mining facilities in Texas and Kentucky; the anticipated demand for large-scale data centers and specialized compute infrastructure; forecasted delivery timelines for power, cooling, and networking infrastructure; future economic conditions, performance, or outlooks; future political and regulatory conditions; the outcome of contingencies; potential acquisitions or divestitures of digital infrastructure assets; the number and value of bitcoin rewards and transaction fees we earn from our Bitcoin Mining operations; future self-mining hash rate capacity; timing of receipt and deployment of miners; expected cash flows or capital expenditures related to data center build-outs; our beliefs or expectations; activities, events, or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based on any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” and similar words or expressions; however, forward-looking statements may be made without such terminology.

i

Such forward-looking statements reflect our management’s current opinions, expectations, beliefs, and assumptions regarding future events based on information available as of the date made. These statements are subject to risks and uncertainties, both identified and unidentified by management, which may prevent anticipated results from materializing or prove to be inaccurate. Such risk factors are described in greater detail under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”), and under similar headings in subsequent filings we may make with the SEC. Management cannot predict all risks, their potential impact on our business, or the extent to which any factor, or combination of factors may cause our actual results to differ from any forward-looking statements we may make. You should not place undue reliance on these forward-looking statements, which represent management’s views only as of the date the statements are made and do not guarantee future performance or results. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholders’ equity, cash flows, and the market price of our securities.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except for share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$471,383	$233,517
Restricted cash	77,485	76,272
Accounts receivable, net	42,438	29,788
Contract assets	19,947	8,308
Prepaid expenses and other current assets	96,209	59,447
Derivative assets, current portion	18,268	41,378
Total current assets	725,730	448,710

Property and equipment, net	1,554,413	1,528,716
Bitcoin	325,370	1,227,462
Restricted bitcoin	340,668	347,979
Deposits	31,556	76,511
Finite-lived intangible assets, net	28,305	30,187
Derivative assets, less current portion	70,197	106,670
Right-of-use assets	38,704	30,171
Goodwill	122,499	122,499
Other long-term assets	26,122	17,862
Total assets	$3,263,564	$3,936,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,126	$23,420
Contract liabilities	65,643	37,117
Accrued expenses and other current liabilities	101,024	142,852
Contingent consideration liabilities, current portion	8,195	6,185
Current portion of debt	254,615	253,887
Operating lease liability, current portion	10,143	6,314
Total current liabilities	457,746	469,775

Operating lease liability, less current portion	24,625	19,648
Contingent consideration liabilities, less current portion	—	2,010
Debt, less current portion	588,412	586,909
Other long-term liabilities	165	19
Total liabilities	1,070,948	1,078,361

Commitments and contingencies - Note 16

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, no par value; 680,000,000 shares authorized; 378,022,964 and 371,575,652 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4,283,863	4,212,006
Accumulated deficit	(2,091,247)	(1,353,600)
Total stockholders’ equity	2,192,616	2,858,406
Total liabilities and stockholders’ equity	$3,263,564	$3,936,767

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Bitcoin Mining	$113,736	$140,889	$225,631	$283,748
Data Center	23,213	—	56,363	—
Engineering	37,286	10,576	59,460	24,496
Other	—	1,523	—	6,131
Total revenue	174,235	152,988	341,454	314,375

Costs and expenses:
Cost of revenue (excludes depreciation and amortization presented below):
Bitcoin Mining	89,264	78,175	176,026	152,993
Data Center	16,700	—	47,473	—
Engineering	27,030	9,858	45,171	21,664
Other	—	3,006	—	11,971
Acquisition-related costs	—	111	—	187
Selling, general, and administrative	81,999	75,902	158,179	147,350
Depreciation and amortization	97,784	83,197	195,518	161,123
Change in fair value of bitcoin	74,607	(470,812)	401,276	(262,772)
Change in fair value of derivatives	8,362	42,747	60,214	853
Power curtailment credits	(10,054)	(8,313)	(31,077)	(16,114)
Change in fair value of contingent consideration	—	(9,390)	—	(17,642)
Loss on contract settlement	—	158,137	—	158,137
Gain on acquisition post-close dispute settlement	—	(26,007)	—	(26,007)
Loss on sale/exchange of equipment	—	350	—	479
Casualty-related charges (recoveries), net	3	(119)	3	(119)
Impairment of property and equipment	27,972	—	27,972	—
Total costs and expenses	413,667	(63,158)	1,080,755	332,103
Operating income (loss)	(239,432)	216,146	(739,301)	(17,728)

Other income (expense):
Interest income	3,623	3,334	5,936	6,731
Interest expense	(2,687)	(6,093)	(5,305)	(8,401)
Gain (loss) on equity method investment - marketable securities	—	6,143	—	(57,095)
Other income (expense)	1,221	244	1,209	337
Total other income (expense)	2,157	3,628	1,840	(58,428)

Net income (loss) before taxes	(237,275)	219,774	(737,461)	(76,156)

Current income tax benefit (expense)	105	(320)	(186)	(757)

Net income (loss)	$(237,170)	$219,454	$(737,647)	$(76,913)

Basic net income (loss) per share	$(0.68)	$0.65	$(2.12)	$(0.23)
Diluted net income (loss) per share	$(0.68)	$0.58	$(2.12)	$(0.23)

Basic weighted average number of shares outstanding	347,695,985	336,278,380	347,660,313	332,912,120
Diluted weighted average number of shares outstanding	347,695,985	382,677,364	347,660,313	332,912,120

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$(237,170)	$219,454	$(737,647)	$(76,913)
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	—	(50)	—	(27)
Comprehensive income (loss)	$(237,170)	$219,404	$(737,647)	$(76,940)

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except for share amounts)

Three Months Ended June 30, 2026

				Total
	Common Stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity
Balance as of April 1, 2026	378,978,341	$4,248,780	$(1,854,077)	$2,394,703
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(955,377)	(499)	—	(499)
Stock-based compensation	—	35,582	—	35,582
Net income (loss)	—	—	(237,170)	(237,170)
Balance as of June 30, 2026	378,022,964	$4,283,863	$(2,091,247)	$2,192,616

Three Months Ended June 30, 2025

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	deficit	income (loss)	equity
Balance as of April 1, 2025	350,184,294	$3,931,379	$(986,786)	$245	$2,944,838
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	653,151	(103)	—	—	(103)
Issuance of common stock/At-the-market offering, net of offering costs	5,406,862	52,657	—	—	52,657
Stock-based compensation	—	30,120	—	—	30,120
Issuance of common stock for asset acquisition	6,989,800	49,000	—	—	49,000
Net income (loss)	—	—	219,454	—	219,454
Other comprehensive income (loss)	—	—	—	(50)	(50)
Balance as of June 30, 2025	363,234,107	$4,063,053	$(767,332)	$195	$3,295,916

Six Months Ended June 30, 2026

				Total
	Common Stock		Accumulated	stockholders'
	Shares	Amount	deficit	equity
Balance as of January 1, 2026	371,575,652	$4,212,006	$(1,353,600)	$2,858,406
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	6,447,312	(2,519)	—	(2,519)
Issuance of common stock/At-the-market offering, net of offering costs	—	(372)	—	(372)
Stock-based compensation	—	74,748	—	74,748
Net income (loss)	—	—	(737,647)	(737,647)
Balance as of June 30, 2026	378,022,964	$4,283,863	$(2,091,247)	$2,192,616

Six Months Ended June 30, 2025

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2025	344,890,208	$3,833,882	$(690,419)	$222	$3,143,685
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	578,637	(587)	—	—	(587)
Issuance of common stock/At-the-market offering, net of offering costs	10,775,462	121,062	—	—	121,062
Stock-based compensation	—	59,696	—	—	59,696
Issuance of common stock for asset acquisition	6,989,800	49,000	—	—	49,000
Net income (loss)	—	—	(76,913)	—	(76,913)
Other comprehensive income (loss)	—	—	—	(27)	(27)
Balance as of June 30, 2025	363,234,107	$4,063,053	$(767,332)	$195	$3,295,916

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net income (loss)	$(737,647)	$(76,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	74,748	59,696
Depreciation and amortization	195,518	161,123
Amortization of license fee revenue	—	(24)
Noncash lease expense	4,694	2,651
Amortization of debt issuance costs	2,231	1,876
Change in fair value of bitcoin	401,276	(262,772)
Change in fair value of derivatives	60,214	853
Change in fair value of contingent consideration	—	(17,642)
Loss on contract settlement	—	35,518
Gain on acquisition post-close dispute settlement	—	(26,007)
Impairment of property and equipment	27,972	—
(Gain) loss on equity method investment - marketable securities	—	57,095
Loss (gain) on sale of equipment	—	479
Revenue recognized from bitcoin mined	(225,631)	(283,748)
Changes in assets and liabilities:
(Increase)/decrease in operating assets	(69,632)	(11,401)
Increase/(decrease) in operating liabilities	(6,530)	5,831
Net cash provided by (used in) operating activities	(272,787)	(353,385)

Investing activities
Acquisition of assets from Rhodium	—	(7,250)
Deposits on equipment	(41,376)	(86,403)
Proceeds from sale of bitcoin	732,461	131,802
Security deposits	(129)	286
Proceeds from the sale of equity method investment - marketable securities	—	14,662
Purchases of property and equipment, including construction in progress	(176,196)	(93,235)
Purchases of right-of-use assets	—	—
Casualty-related recoveries (charges)	(3)	119
Net cash provided by (used in) investing activities	514,757	(40,019)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	—	123,903
Offering costs for the issuance of common stock / At-the-market offering	(372)	(2,841)
Proceeds from revolving credit facilities	—	61,000
Repayments of revolving credit facilities	—	(6,728)
Proceeds from credit facility	—	200,000
Debt issuance costs	—	(2,396)
Repurchase of common shares to pay employee withholding taxes	(2,519)	(587)
Net cash provided by (used in) financing activities	(2,891)	372,351

Net increase (decrease) in cash and cash equivalents and restricted cash	239,079	(21,053)
Cash and cash equivalents and restricted cash at beginning of period	309,789	351,301
Cash and cash equivalents and restricted cash at end of period	$548,868	$330,248

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows – Continued

(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental information:
Cash paid for interest, net of amounts capitalized	$3,616	$1,918
Cash paid for taxes	$60	$871
Non-cash transactions
Reclassification of deposits to property and equipment	$86,460	$27,573
Construction in progress included in accrued expenses and other current liabilities	$35,597	$415
Bitcoin exchanged for employee compensation	$1,618	$3,334
Right-of-use assets exchanged for new operating lease liabilities	$13,564	$5,962

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$233,517	$277,860
Restricted cash	76,272	73,441
Total cash, cash equivalents, and restricted cash as presented above	$309,789	$351,301
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$471,383	$255,371
Restricted cash	77,485	74,877
Total cash, cash equivalents, and restricted cash as presented above	$548,868	$330,248

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

The Company owns and manages multiple large-scale data center facilities in Texas and Kentucky. The Company provides mission-critical power and infrastructure for Bitcoin Mining at its facilities in Rockdale, Texas (the “Rockdale Facility”), Navarro County, Texas (the “Corsicana Facility”), and its two sites in Kentucky (the “Kentucky Facility,” and together with the Rockdale Facility and the Corsicana Facility, the “Facilities”), and for non-mining Data Center operations at the Rockdale Facility. The Rockdale Facility currently provides up to approximately 700 megawatts (“MW”) of developed capacity for Bitcoin Mining and data center leasing. The Corsicana Facility is currently equipped to provide up to approximately 400 MW of developed capacity for Bitcoin Mining, and upon completion, is expected to have a total of approximately one gigawatt (“GW”) of developed capacity available for high-density compute workloads. The Kentucky Facility currently provides approximately 192 MW of developed capacity.

In 2025, the Company began leveraging its core competencies in power optimization, strategic land acquisition, engineering design, and construction execution to develop and monetize portions of its existing facilities and power pipeline through the provision of data center leasing services. During the six months ended June 30, 2026, the Company and Advanced Micro Devices, Inc. (“AMD”) entered into a long-term data center lease agreement (the “AMD Lease”) and amendment to the AMD Lease (the “AMD Lease Amendment”) at the Rockdale Facility for the deployment of 50 MW of critical IT load capacity, with the potential for additional expansion of up to a total of 200 MW of critical IT load capacity. See Note 3. Data Center Operations.

In August 2026, the Company and a leading frontier AI lab, (the “Tenant”), entered into a long-term data center lease agreement (the “Tenant Lease”) at the Rockdale Facility for an initial deployment of 191 MW of critical IT load capacity. See Note 3. Data Center Operations.

As described in Note 18. Segment Information, the Company operates in three reportable business segments: Bitcoin Mining, Data Center, and Engineering.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) and these notes (“Notes”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of such interim results. Unless otherwise indicated, amounts are stated in thousands of U.S. dollars, except for: share, per share, megawatt hours (“MWh”), MW, GW, and miner quantities; bitcoin quantities, prices, and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

The results in the Condensed Consolidated Financial Statements and these Notes include required estimates and assumptions of management, and they are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any future interim period. Further, the Condensed Consolidated Financial Statements and these Notes do not include all the information and notes required by GAAP for a complete presentation of annual financial statements. As such, the Condensed Consolidated Financial Statements and these Notes should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, and notes thereto included in the 2025 Annual Report.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Contract Balances

The timing of revenue recognition, billings, and cash collections result in accounts receivable, contract assets, and contract liabilities. A receivable is recorded at the invoice amount, net of an allowance for credit losses, in the period in which products or services are provided and when the right to consideration is unconditional. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts do not include a significant financing component. The Company assesses collectability based on several factors, including its past transaction history with the customer and the creditworthiness of the customer.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Change in Reportable Segments

As of December 31, 2025, the Company operated in two reportable business segments: Bitcoin Mining and Engineering. As of June 30, 2026, the Company operated in three reportable business segments: Bitcoin Mining, Data Center, and Engineering.

During the first quarter of 2026, the Company’s execution of a significant data center lease with AMD resulted in material Data Center revenue and the commencement of discrete financial performance analysis by the chief operating decision maker (“CODM”). Accordingly, the Company’s data center operations now meet the quantitative and qualitative requirements to be recognized as a separate reportable segment.

Prior to 2024, the Company had a legacy Data Center Hosting bitcoin mining segment as a separate operating and reportable segment but has since terminated all contracts with its legacy Data Center Hosting bitcoin mining customers. Beginning in the three months ended March 31, 2024, the CODM ceased analyzing the performance of the Data Center Hosting operations and the Company ceased reporting Data Center Hosting as a separate reportable business segment. Residual activity of the legacy Data Center Hosting bitcoin mining segment is included in Revenue: Other revenue on the Condensed Consolidated Statements of Operations. The Company has no plans to offer data center hosting bitcoin mining services to new customers. The Company’s new Data Center operating segment is not a recommencing of the legacy Data Center Hosting bitcoin mining operations because the new Data Center operating segment offers different services and has different processes, customer types, and economic characteristics from the legacy Data Center Hosting bitcoin mining segment.

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

Note 3. Data Center Operations

In 2025, the Company began leveraging its core competencies in power optimization, strategic land acquisition, engineering design, and construction execution to develop and monetize portions of its existing facilities and power pipeline through the provision of data center leasing services.

AMD Lease

In January 2026, the Company entered into the AMD Lease, a long-term data center lease agreement with AMD, a leading innovator in high-performance computing, graphics, and visualization technologies, at the Rockdale Facility. The AMD Lease included an initial deployment of 25 MW of critical IT load capacity delivered in phases beginning with 5 MW of critical IT load capacity that was delivered in January 2026 and the remaining 20 MW that was delivered in May 2026. The AMD Lease carries a term of 10 years, with three five-year extension options. The AMD Lease included an expansion option for an additional 75 MW of critical IT load capacity and a right of first refusal for another 100 MW, totaling 200 MW.

In April 2026, the Company entered into the AMD Lease Amendment, in which AMD exercised a portion of the existing expansion option in the AMD Lease to provide an additional deployment of 25 MW of critical IT load capacity to be delivered in phases beginning with 10 MW of critical IT load capacity expected to be delivered in November 2026 and the remaining 15 MW expected

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

to be delivered in May 2027. Under the AMD Lease Amendment, AMD holds a remaining balance of 50 MW of reserved critical IT load capacity under the existing expansion option. The AMD Lease Amendment also grants AMD a conditional, first-priority right to lease up to an additional 100 MW of critical IT load capacity, exercisable in increments of not less than 50 MW. If both the remaining 50 MW of reserved capacity under the existing expansion option and the additional 100 MW option are fully exercised, AMD’s total leased capacity at the Rockdale Facility would increase to 200 MW. This conditional, first-priority right replaces the right of first refusal for an additional 100 MW previously granted to AMD in the AMD Lease.

Under the AMD Lease, power is provided to AMD at pass-through rates and recognized as variable lease revenue in the same period the related expenses are incurred.

The Company is also required to provide tenant fit-out services to AMD. Tenant fit-out services include the procurement and installation of customer-specific equipment provided in accordance with the terms of the AMD Lease and the AMD Lease Amendment. All associated costs incurred by the Company plus a margin will be reimbursable and paid by AMD.

The following table presents the components of the Company’s Data Center revenue for the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Operating lease revenue	$4,542	$5,442
Variable lease revenue, including power reimbursement	353	380
Tenant fit-out reimbursement revenue	18,318	50,541
Total Data Center revenue	$23,213	$56,363

The following table presents the Company’s future minimum operating lease payments to be received as of June 30, 2026. The table includes only base rent and excludes reimbursements and variable lease components:

Remainder of 2026	$15,210
2027	48,870
2028	56,593
2029	58,293
2030	60,042
Thereafter	393,963
Total undiscounted lease payments	$632,971

Subsequent Tenant Lease

In August 2026, the Company entered into the Tenant Lease to provide 191 MW of critical IT load capacity at the Rockdale Facility. The Tenant Lease includes an initial deployment of 96 MW of critical IT load capacity anticipated to be delivered in December 2027, with the remaining capacity anticipated to be delivered in June 2028.

The Tenant Lease carries an initial term of 20 years, commencing upon full deployment anticipated in June 2028, includes provisions for two successive five-year renewal terms at the option of the lessee, and is expected to generate approximately $9.1 billion in base rent over the initial term.

In August 2026, Riot DC Logistics LLC, a wholly owned subsidiary of the Company (the “Borrower”), entered into a $573.0 million interim credit facility (the “$573 Million Credit Facility”) with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, to fund long-lead equipment procurement and other development costs for the Tenant Lease. The facility matures on October 15, 2026, subject to extension in certain circumstances in connection with the Company's re-financing of the $573 Million Credit Facility, and bears interest at a variable rate of the Secured Overnight Financing Rate (“SOFR”) plus 2.75%, and is secured by substantially all assets of the Borrower related to the project. The $573 Million Credit Facility is non-recourse to Riot Platforms, Inc., subject to customary non-recourse carve-outs.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 18. Segment Information.

Contract assets

Contract assets are recognized as a result of incurring costs in excess of amounts billed on uncompleted Engineering contracts and uncompleted amounts related to Data Center tenant fit-out services. As of June 30, 2026, contract assets of $19.9 million consisted of $12.5 million attributable to Engineering contracts and $7.4 million attributable to Data Center tenant fit-out services. As of December 31, 2025, contract assets of $8.3 million were attributable to Engineering.

Contract liabilities

Contract liabilities are recognized as a result of amounts billed exceeding costs incurred on uncompleted Engineering contracts and uncompleted amounts related to Data Center tenant fit-out services. As of June 30, 2026, contract liabilities of $65.6 million consisted of $63.1 million attributable to Engineering contracts and $2.5 million attributable to deferred revenue on Data Center tenant fit-out services. As of December 31, 2025, contract liabilities of $37.1 million were attributable to Engineering.

For the three months ended June 30, 2026 and 2025, the beginning balance of contract liabilities recognized as revenue was $16.4 million and $2.4 million, respectively, and $22.2 million and $6.9 million, respectively, for the six months ended June 30, 2026 and 2025.

For the three months ended June 30, 2026 and 2025, revenue recognized as a result of satisfying performance obligations in previous periods was $0.1 million and $0.1 million, respectively, and $ (0.6) million and $(0.4) million, respectively, for the six months ended June 30, 2026 and 2025.

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	Remainder of
	2026	2027	2028	Total
Data Center	$2,469	$—	$—	$2,469
Engineering	$100,724	$126,837	$1,663	$229,224

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Bitcoin

The following table presents information about the Company’s bitcoin:

	Quantity	Amounts
Balance as of January 1, 2026	18,005	$1,575,441
Revenue recognized from bitcoin mined	3,060	225,631
Change in bitcoin receivable	(2)	321
Proceeds from sale of bitcoin	(9,665)	(732,461)
Exchange of bitcoin for employee compensation	(18)	(1,618)
Change in fair value of bitcoin	—	(401,276)
Balance as of June 30, 2026	11,380	$666,038

The following reconciles Bitcoin and Restricted bitcoin as of June 30, 2026 to the amounts above:
Bitcoin	5,559	$325,370
Restricted bitcoin (a)	5,821	$340,668
Total	11,380	$666,038

Carrying value of bitcoin as of June 30, 2026 (b)		$1,030,222
Realized gains (losses) on the sale or exchange of bitcoin for the three months ended June 30, 2026 (c)		$(72,135)
Realized gains (losses) on the sale or exchange of bitcoin for the six months ended June 30, 2026 (c)		$(113,209)
Revenue recognized from bitcoin mined for the three months ended June 30, 2026		$113,736
Change in fair value of bitcoin for the three months ended June 30, 2026		$(74,607)

Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	2,956	283,748
Change in bitcoin receivable	—	(272)
Proceeds from sale of bitcoin	(1,371)	(131,802)
Exchange of bitcoin for employee compensation	(34)	(3,334)
Change in fair value of bitcoin	—	262,772
Balance as of June 30, 2025	19,273	$2,065,580

The following reconciles Bitcoin and Restricted bitcoin as of June 30, 2025 to the amounts above:
Bitcoin	15,973	$1,711,908
Restricted bitcoin (a)	3,300	$353,672
Total	19,273	$2,065,580

Carrying value of bitcoin as of June 30, 2025 (b)		$1,246,192
Realized gains on the sale or exchange of bitcoin for the three months ended June 30, 2025 (c)		$3,934
Realized gains on the sale or exchange of bitcoin for the six months ended June 30, 2025 (c)		$3,787
Revenue recognized from bitcoin mined for the three months ended June 30, 2025		$140,889
Change in fair value of bitcoin for the three months ended June 30, 2025		$470,812

(a)	Restricted bitcoin is the Company’s bitcoin pledged as collateral for the Company’s $200 Million Credit Facility. See Note 11. Debt for more information.
(b)	The carrying value of bitcoin is equal to the initial value of bitcoin as determined for revenue recognition purposes.
(c)	Bitcoin is sold on a first-in, first-out (FIFO) basis. Realized gains (losses) recognized on sales of bitcoin and exchanges of bitcoin for employee compensation are included in Change in fair value of bitcoin on the Condensed Consolidated Statements of Operations.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All additions of bitcoin during the periods presented were the result of bitcoin generated by the Company’s Bitcoin Mining operations. All dispositions of bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

Note 6. Property and Equipment

The following table presents the Company’s property and equipment:

	June 30,	December 31,
	2026	2025
Buildings and building improvements	$879,315	$803,027
Land rights and land improvements	160,333	160,333
Miners and mining equipment	869,697	945,700
Machinery and facility equipment	69,939	54,948
Office and computer equipment	4,751	4,132
Construction in progress	188,657	165,621
Total cost of property and equipment	2,172,692	2,133,761
Less accumulated depreciation	(618,279)	(605,045)
Property and equipment, net	$1,554,413	$1,528,716

The Company incurred impairment charges of $28.0 million for its property and equipment during the three and six months ended June 30, 2026, due to certain long-lead items, previously included in Construction in progress related to the planned expansion of the Rockdale Facility for bitcoin mining purposes, being deemed to be impaired as a result of the Company’s decision to expand the Rockdale Facility for data center application purposes. The Company did not incur any impairment charges for its property and equipment during the three and six months ended June 30, 2025.

For the three months ended June 30, 2026 and 2025, depreciation expense related to property and equipment totaled $96.6 million and $82.2 million, respectively, and $193.3 million and $159.1 million, respectively, for the six months ended June 30, 2026 and 2025.

Miners and mining equipment

As of June 30, 2026, the Company had deployed miners in its Bitcoin Mining operations at each of the Facilities.

During the year ended December 31, 2023, the Company entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended (the “Master Agreement”), to acquire miners from MicroBT Electronics Technology Co., Ltd., through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively, “MicroBT”). Between 2023 and 2026, the Company executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 50.9 exahash per second (“EH/s”), for a total purchase price of approximately $795.2 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received through the fourth quarter of 2026, with deployment continuing on an ongoing basis.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Intangible Assets

Finite-lived intangible assets

The following table presents the Company’s finite-lived intangible assets as of June 30, 2026:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(6,403)	$22,997	10
Trademark	6,100	(2,461)	3,639	10
UL Listings	2,700	(1,031)	1,669	12
Patent licenses	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(19,955)	$28,305

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(4,938)	$24,462	10
Trademark	6,100	(2,156)	3,944	10
UL Listings	2,700	(919)	1,781	12
Patent licenses	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(18,073)	$30,187

For the three months ended June 30, 2026 and 2025, amortization expense related to finite-lived intangible assets was $0.9 million and $1.0 million, respectively, and $1.9 million and $2.0 million, respectively, for the six months ended June 30, 2026 and 2025.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of June 30, 2026:

Remainder of 2026	$1,888
2027	3,775
2028	3,775
2029	3,775
2030	3,775
Thereafter	11,317
Total	$28,305

The Company did not identify any impairment of its finite-lived intangible assets during the three and six months ended June 30, 2026 and 2025.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Power Supply Agreements

Rockdale Facility

Power Purchase Agreement

In May 2020, Whinstone US, Inc. (“Whinstone”), the Company’s subsidiary, entered into a long-term power purchase agreement (the “Rockdale PPA”) to provide power at fixed prices to the Rockdale Facility, via the nearby Sandow Switch. Under the Rockdale PPA, the Company has contracted for a total of 345 MW of long-term, fixed-price power, in three blocks: 130 MW contracted in May 2020, through April 30, 2030; 65 MW contracted in March 2022, through April 30, 2030; and 150 MW contracted in November 2022, through October 31, 2027. The Rockdale PPA also permits the purchase of additional power at market prices, as needed.

Under the Rockdale PPA, the Company may elect not to use its contracted power for operations and instead elect to sell that power in exchange for credits against future power costs when doing so is economically beneficial to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Service Programs, as defined below, participation in Electric Reliability Council of Texas, Inc.’s (“ERCOT”) Four Coincident Peak program (the “4CP Program”), and sales of power, to attempt to manage operating costs most efficiently.

For the three months ended June 30, 2026 and 2025, the Company earned credits against future power costs in exchange for power resold of approximately $10.1 million and $8.3 million, respectively, and approximately $31.1 million and $16.1 million, respectively, for the six months ended June 30, 2026 and 2025. These amounts are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

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

The terms of the Rockdale PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market rate of electricity relative to the fixed price stated in the contract. As of June 30, 2026, the margin-based collateral requirement was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling back unused or uneconomic power, the Company does not consider such actions to be trading activities.

Demand Response Service Programs

ERCOT offers demand response service programs for customers, including the Company, that can reduce or modify electricity consumption in response to ERCOT instructions or signals (“Demand Response Service Programs”). These Demand Response Service Programs provide the ERCOT market with valuable grid stability and economic services by helping to preserve system reliability, enhancing competition and load predictability, mitigating price spikes, and stabilizing the grid by encouraging the demand side of the market to give more visibility and control of their power consumption to grid operators. Market participants with flexible electrical loads, such as the Company, may participate in these Demand Response Service Programs directly by offering their electrical loads into the ERCOT markets, or indirectly by voluntarily reducing their energy usage in response to increasing power demand in the ERCOT marketplace. The Demand Response Service Programs operate concurrently with the Rockdale PPA.

Under these Demand Response Service Programs, the Company may participate in various ancillary services by designating a portion of its available electrical load for forward market bidding. Participation in the Demand Response Service Programs is compensated based on hourly power rates and the volume of load bid into each program. Through ancillary services, the Company competitively bids among other market participants to sell ERCOT the ability to control the Company’s electrical load on demand. This requires

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Company to remain powered on during the times in which its power is bid into ancillary services, allowing ERCOT the ability to direct the Company to power down the amount of power bid into the program. The Company receives compensation for its participation in ancillary services whether or not the Company is actually called to power down.

The Company also participates in the 4CP Program, which refers to the highest-load settlement intervals in each of the four summer months (June, July, August, and September), when demand on the ERCOT grid is typically at its highest. The 4CP Program participants may voluntarily power down operations during these times and in doing so, reduce the electrical load demand on the ERCOT grid. Participants that reduce their load during these peak periods receive credits toward transmission costs on future power bills, reducing overall power costs for the subsequent year. The 4CP Program has an indefinite duration.

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

As of June 30, 2026, the Company held outstanding electricity futures contracts for 805,120 MWh with a combined fair value of $1.5 million included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

The following table presents the realized and unrealized gains and losses recognized by the Company on its electricity futures, which are recognized in Other income (expense) on the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Realized gain (loss)	$0.3	$(0.1)	$1.0	$(0.1)
Unrealized gain (loss)	$(0.1)	$(0.1)	$(1.2)	$(0.2)

During the year ended December 31, 2024, the Company’s subsidiary, Riot Corsicana, LLC, entered into a requirements contract with MEMS Industrial Supply (“MEMSIS”) under which it will purchase retail power to meet the consumption requirements of the Corsicana Facility. Electric power will be invoiced by MEMSIS based on the market price for electric power at the ERCOT North Load Zone, plus a retail adder corresponding to the peak consumption threshold of the Corsicana Facility, and pass-through charges (including ancillary charges, taxes, congestion, and line loss), based on the actual variable consumption of the Corsicana Facility. The contract, dated November 12, 2024, has a three-year term ending November 25, 2027. Although this contract does not require the supply of power at a fixed price, it allows the parties to enter into fixed-price contracts.

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

Kentucky Facility

In April 2021, the Company’s subsidiary, Block Mining, Inc. (“Block Mining”), entered into a long-term power purchase agreement, and subsequent amendments to the long-term power purchase agreement (collectively, the “Kentucky PPA”), to provide power to one of its locations in Kentucky. Pursuant to the Kentucky PPA, the Company has the ability, but not the obligation, to acquire up

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

to a total of 67 MW of power at one of its facilities through mid-April 2041. The all-in power rate includes a portion of the total fee that is at a fixed rate and another portion that adjusts annually. The Company determined the Kentucky PPA does not meet the definition of a derivative because it does not contain any net settlement provisions.

Under the Kentucky PPA, the Company may elect not to use its long-term, fixed-price power for its operations, and instead elect to sell that power back into the Midcontinent Independent System Operator, Inc. (“MISO”) grid in exchange for credits against future power costs when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Service Programs and sales of power, to attempt to manage operating costs efficiently.

Derivative Valuations

The Company’s contracts accounted for as derivatives include the Rockdale PPA and Corsicana PPA.

The following table presents the unobservable inputs used in the valuation of the Company’s derivatives:

Valuation Date	Significant Unobservable Input	Range			Average
June 30, 2026	Forward prices (per MWh)	$33.39	-	$96.07	$48.60
December 31, 2025	Forward prices (per MWh)	$36.09	-	$106.51	$55.70

Rockdale PPA

For all periods presented, the fair value of the Rockdale PPA was in an asset position and included in Derivative assets on the Condensed Consolidated Balance Sheets.

The following table presents the changes in the estimated fair value of the Rockdale PPA:

Derivative asset balance as of January 1, 2025	$148,673
Change in fair value:
Change due to future price curve	(3,902)
Change due to passage of time and settlements	2,220
Total change in fair value	(1,682)
Derivative asset balance as of June 30, 2025	$146,991

Derivative asset balance as of January 1, 2026	$147,026
Change in fair value:
Change due to future price curve	(60,301)
Change due to passage of time and settlements	1,740
Total change in fair value	(58,561)
Derivative asset balance as of June 30, 2026	$88,465

Corsicana PPA

As of June 30, 2026, the fair value of the Corsicana PPA was in a liability position of $0.6 million, which was included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, due to a significant decline in forward power prices used to determine the fair value, relative to the contracted price. As of January 1, 2025, June 30, 2025, and December 31, 2025, the fair value was in an asset position and included in Derivative assets on the Condensed Consolidated Balance Sheets.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the changes in the estimated fair value of the Corsicana PPA:

Derivative asset balance as of January 1, 2025	$822
Change in fair value:
Change due to future price curve	657
Change due to passage of time and settlements	172
Total change in fair value	829
Derivative asset balance as of June 30, 2025	$1,651

Derivative asset balance as of January 1, 2026	$1,022
Change in fair value:
Change due to future price curve	(1,902)
Change due to passage of time and settlements	249
Total change in fair value	(1,653)
Derivative liability balance as of June 30, 2026	$(631)

The estimated fair values of the Rockdale PPA and Corsicana PPA are classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs used in the valuation. These inputs include the fixed price of each block for the 345 MW of power to be delivered under the Rockdale PPA and 25 MW of power to be delivered under the Corsicana PPA. The valuation relies on discounted cash flow estimation models incorporating quoted commodity exchange spot and forward prices in MWh adjusted for basis spreads for load zone-to-hub differentials through the term of the Rockdale PPA, which is scheduled to end as of April 30, 2030, and the term of the Corsicana PPA, which is scheduled to end as of December 31, 2027, and a discount rate of 24.1%. Actual power usage is not a variable input in the determination of the fair value as the price and quantity of power to be delivered per the Rockdale PPA and the Corsicana PPA are fixed despite the existence of multiple blocks with separate power amounts.

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

Note 9. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of January 1, 2026	$52,659
Additions	41,376
Reclassifications to property and equipment	(86,460)
Balance as of June 30, 2026	$7,575
Security deposits:
Balance as of January 1, 2026	$23,852
Additions	141
Deposits returned	(12)
Balance as of June 30, 2026	23,981
Total long-term deposits	$31,556

Deposits on Equipment

During the six months ended June 30, 2026, the Company made deposits and advance payments of $41.4 million to MicroBT for the purchase of miners and reclassified $86.5 million of deposits made to MicroBT (see Note 6. Property and Equipment).

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Security Deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of June 30, 2026, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the Rockdale PPA, resulting in a total of 345 MW under contract at fixed prices at the Rockdale Facility (see Note 8. Power Supply Agreements).

The remainder of the Company’s security deposits consisted of approximately $1.0 million for its offices and facilities.

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Property and equipment	$35,597	$51,288
Power related costs	22,593	27,006
Compensation	14,329	20,940
Insurance	248	40
Sales and property tax payable	9,239	11,228
Interest	3,412	3,647
Legal settlement	—	20,000
Other	15,606	8,703
Total accrued expenses and other current liabilities	$101,024	$142,852

Note 11. Debt

2030 Notes

The Company’s 0.75% Convertible Senior Notes due 2030 (the “2030 Notes”) are recognized as long-term debt on the Condensed Consolidated Balance Sheets, net of unamortized debt issuance costs. As of June 30, 2026, the amount recognized was $583.7 million, consisting of $594.4 million principal less $10.6 million of unamortized debt issuance costs.

For the three months ended June 30, 2026 and 2025, amortization of the deferred issuance costs was $0.7 million and $0.7 million, respectively, and $1.5 million and $1.5 million, respectively, for the six months ended June 30, 2026 and 2025.

As of June 30, 2026, the 2030 Notes had an estimated fair value of approximately $1.2 billion. The estimated fair value is based on quoted prices in an active market and valued at the closing price reported at the end of the period and therefore represents a Level 1 measurement on the fair value hierarchy.

The 2030 Notes are convertible at the option of the holders during the third quarter 2026 because the closing price of the Company’s common stock exceeded 130% of the applicable conversion price for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2026. The Company has the ability and intent to settle potential conversions in the Company’s common stock, at its election. As such, the 2030 Notes continue to be classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

Revolving Credit Facilities

$50 Million Credit Facility

In July 2024, the Company entered into a one-year $50.0 million Revolving Credit Facility (the “$50 Million Credit Facility”). In May 2025, the Company extended the term of the facility through July 15, 2026. In June 2026, the Company extended the terms of the facility through July 15, 2027. Revolving loans borrowed by the Company under the $50 Million Credit Facility may be used for general corporate purposes and carry a per annum interest rate of 1.25% plus SOFR. Letters of Credit issued under the $50 Million

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Facility have a one-year term and incur fees of 1.25% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the pledge of cash collateral by the Company equal to 105.0% of the Letter of Credit exposure.

Concurrent with entry into the $50 Million Credit Facility, as required by the agreement, the Company pledged as security $50.0 million in cash collateral held in a control account maintained by the lender. The control account earns interest at a variable rate and is included in Restricted cash on the Condensed Consolidated Balance Sheets. As of June 30, 2026, the variable rate on the control account was approximately 3.4% per annum.

For the three months ended June 30, 2026 and 2025, the Company recognized $0.2 million and $0.3 million, respectively, and for the six months ended June 30, 2026 and 2025, $0.8 million and $0.3 million, respectively, of interest expense.

The following is a summary of the revolving line of credit under the $50 Million Credit Facility as of June 30, 2026:

June 30,
2026
Total revolving credit facility	$50,000
Revolving loans:
Borrowings outstanding at end of period	$34,272
Weighted average daily borrowings for the period ended	$34,272
Maximum daily borrowings for the period ended	$34,272
Weighted average interest rate for the period ended	4.9%
Interest rate at end of the period	4.9%

Letters of credit issued	$15,171
Total available capacity	$557

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

Concurrent with entry into the $20 Million Credit Facility, as required by the agreement, the Company pledged as security $20.0 million in cash collateral held in a control account maintained by the lender. The control account earns interest at a variable rate and is included in Restricted cash on the Condensed Consolidated Balance Sheets. As of June 30, 2026, the variable rate on the control account was approximately 3.0% per annum.

As of June 30, 2026, the Company had no letters of credit issued under the $20 Million Credit Facility.

For the three months ended June 30, 2026 and 2025, the Company recognized $0.3 million and $0.3 million, respectively, and for the six months ended June 30, 2026 and 2025, $0.5 million and $0.3 million, respectively, of interest expense.

The following is a summary of borrowings under the $20 Million Credit Facility as of June 30, 2026:

June 30,
2026
Total revolving credit facility	$20,000
Borrowings outstanding at end of period	$20,000
Weighted average daily borrowings for the period ended	$20,000
Maximum daily borrowings for the period ended	$20,000
Weighted average interest rate for the period ended	5.3%
Interest rate at end of the period	5.3%

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$200 Million Credit Facility

On April 22, 2025, the Company entered into a $100.0 million credit facility with Coinbase Credit, Inc., which was subsequently upsized on May 20, 2025 to a total commitment of $200.0 million (the “$200 Million Credit Facility”). Under the $200 Million Credit Facility, a multiple drawdown term loan facility in an aggregate principal amount of up to $200.0 million was made available to the Company. The Company has fully drawn against the $200 Million Credit Facility and intends to use the proceeds for key strategic initiatives and general corporate purposes, including capital expenditures related to data center development.

Prior to April 22, 2026, all amounts borrowed under the $200 Million Credit Facility bore interest at an annual rate equal to (a) the greater of (i) the federal funds rate on the date of the applicable borrowing, and (ii) 3.25%, plus (b) 4.50%. The $200 Million Credit Facility had a term of one year following commencement, with the Company having the ability to request a one-year extension, subject to consent by Coinbase Credit Inc. Amounts borrowed under the $200 Million Credit Facility, including amendments thereto, are secured by a portion of the Company’s total bitcoin holdings. The pledged collateral under the $200 Million Credit Facility may not be used by the lender to secure any other loan account.

On April 21, 2026, the Company entered into the Second Amended and Restated Credit Agreement with Coinbase Credit, Inc., which extended the maturity of the $200 Million Credit Facility to April 20, 2027, and changed the interest incurred to a fixed annual rate equal to 6.15%.

As of June 30, 2026, 5,821 of the Company’s bitcoin were pledged as collateral to secure the $200 Million Credit Facility. The fair value of the pledged bitcoin is recognized in Restricted bitcoin on the Condensed Consolidated Balance Sheets.

For the three and six months ended June 30, 2026, the Company recognized interest expense on the $200 Million Credit Facility of $3.4 million and $8.1 million, respectively, all of which was capitalized into Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets.

For the three and six months ended June 30, 2025, $3.1 million of interest expense was incurred and no incurred interest was capitalized. As of June 30, 2025, the variable interest rate was 9.0%.

Note Payable

The Company has a note payable with a fixed rate of 8.81%. The note matures in December 2035, with annual principal and accrued interest payments due beginning on December 31, 2024.

The following table presents the Company’s future note payable principal payments due as of June 30, 2026:

Remainder of 2026	$343
2027	373
2028	405
2029	443
2030	482
Thereafter	2,963
Total	$5,009

As of June 30, 2026, the note payable had an estimated fair value of approximately $4.9 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

significant assumptions used to estimate fair value of the note as of June 30, 2026, primarily consisted of a discount rate range of 9.4% to 11.3%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

Note 12. Leases as Lessee

Operating Leases

As of June 30, 2026, the Company had operating leases primarily for its various corporate offices, the manufacturing facilities of ESS Metron and E4A Solutions, and the Kentucky Facility, all of which expire on various dates through July 2035.

As of June 30, 2026 and December 31, 2025, operating lease right-of-use assets were $35.4 million and $26.7 million, respectively, and operating lease liabilities were $34.8 million and $26.0 million, respectively.

Finance Lease

In August 2025, the Company entered into a lease for equipment located at the Kentucky Facility. The lease expires on December 31, 2029, at which time title to the leased equipment will be transferred to the Company.

As of June 30, 2026, the finance lease right-of-use asset was $3.3 million and there was no remaining lease liability.

The following table presents the components of the Company’s lease expense. Ground and facilities lease expenses are included in Cost of revenue, office lease expenses are included in Selling, general, and administrative, and finance leases are amortized into Depreciation and amortization on the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$90	$—	$180	$—
Operating lease cost	3,261	1,917	5,991	3,499
Variable lease cost	432	102	606	199
Total lease expense	$3,783	$2,019	$6,777	$3,698

The following table presents supplemental lease information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating leases net operating cash outflows	$3,428	$2,779	$5,910	$4,038
Right-of-use assets exchanged for new operating lease liabilities	$2,566	$—	$13,564	$5,962
Weighted-average remaining lease term – operating leases	3.9	5.5	3.9	5.5
Weighted-average discount rate – operating leases	6.6%	7.3%	6.6%	7.3%

The following table presents the Company’s future minimum operating lease payments as of June 30, 2026:

Remainder of 2026	$6,336
2027	10,816
2028	9,093
2029	6,751
2030	2,835
Thereafter	3,462
Total undiscounted lease payments	39,293
Less present value discount	(4,539)
Present value of lease liabilities	$34,754

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Stockholders’ Equity

The Company is authorized to issue up to 680,000,000 shares of common stock, without any par value per share.

Each holder of common stock is entitled to one vote for each share held of record on all matters to be voted on by such holders. Holders of common stock are entitled to receive dividends, if declared. Upon liquidation, dissolution, or winding-up, holders of common stock are entitled to share ratably in the net assets legally available for distribution after payment of all debts and other liabilities, subject to any preferential rights of the holders of preferred stock, if any.

During the six months ended June 30, 2026, the increase of approximately 6.4 million shares of common stock outstanding was attributable to the awarding of approximately 8.2 million restricted stock awards (“RSAs”) and the issuance of less than 0.1 million common shares in settlement of an equal number of fully vested restricted stock units (“RSUs”), net of approximately 0.2 million of shares with a fair value of approximately $2.5 million to cover taxes related to the settlement of such vested RSAs, as permitted by the 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). These increases were partially offset by the forfeiture of approximately 1.6 million RSAs.

Subsequent Stock-Based Compensation Activity

During July 2026, approximately 16.5 million RSAs vested and the Company issued approximately 1.4 million common shares in settlement of an equal number of fully vested RSUs, net of approximately 4.1 million shares to cover taxes related to the settlement of such vested RSAs, as permitted by the 2019 Equity Incentive Plan.

At-the-Market Equity (“ATM”) Program

In December 2025, the Company established the 2025 ATM program, under which it could offer and sell up to $500.0 million in shares of the Company’s common stock (the “2025 ATM Program”).

During the six months ended June 30, 2026, no shares were sold under the 2025 ATM Program, and as of June 30, 2026, all $500.0 million in shares of the Company’s common stock were available for sale under the 2025 ATM Program.

Note 14. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, officers, employees, and certain consultants of the Company in the form of RSAs, RSUs, or stock options, all of which settle in shares of the Company’s common stock upon vesting.

In June 2026, the Company’s stockholders approved the Seventh Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 15.0 million shares.

As of June 30, 2026, the Company had 19,709,910 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Performance-based stock awards and units	$30,178	$25,766	$60,504	$51,312
Service-based stock awards and units	6,669	4,233	15,133	8,263
Stock options	(1,265)	121	(889)	121
Total stock-based compensation, net of amounts capitalized	$35,582	$30,120	$74,748	$59,696
Capitalized stock-based compensation	74	—	369	—
Total stock-based compensation	$35,656	$30,120	$75,117	$59,696

Stock-based compensation expense is recognized in Selling, general, and administrative on the Condensed Consolidated Statements of Operations. Capitalized stock-based compensation is recognized in Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets.

Performance-Based Awards and Units

Performance-based RSAs and RSUs are eligible to vest either over a three-year performance period based on a market driven comparison of the Company’s total shareholder return (“TSR”) and the performance of the Russell 3000 Index (the “Index”), or annually based on the achievement of certain Company determined performance milestones.

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2026	21,130,659	$12.68
Granted	5,398,095	$9.50
Vested	—	$—
Forfeited	(748,173)	$8.71
Balance as of June 30, 2026	25,780,581	$12.13

As of June 30, 2026, there was approximately $62.3 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.8 years.

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2026	1,769,038	$12.55
Granted	15,784	$8.96
Vested	—	$—
Forfeited	—	$—
Balance as of June 30, 2026	1,784,822	$12.52

As of June 30, 2026, there was approximately $1.8 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.4 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service-Based Awards and Units

Service-based RSAs and RSUs vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2026	3,011,220	$10.97
Granted	2,783,253	$12.92
Vested	(471,791)	$10.85
Forfeited	(820,577)	$10.12
Balance as of June 30, 2026	4,502,105	$12.34

As of June 30, 2026, there was approximately $38.7 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.9 years.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2026	230,411	$12.00
Granted	165,745	$12.67
Vested	(9,823)	$12.65
Forfeited	—	$—
Balance as of June 30, 2026	386,333	$12.27

As of June 30, 2026, there was approximately $2.5 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.3 years.

Stock Options

In June 2025, the Company granted approximately 1.2 million performance-based stock option awards under the 2019 Equity Incentive Plan. The stock option awards were eligible to vest in one-third increments upon meeting certain specified data center development-based EBITDA milestones through December 31, 2029, contingent upon continued service with the Company through each of the applicable milestones. Any vested options were exercisable through December 31, 2030.

The following table presents a summary of the activity of the stock options:

	Number of Options	Exercise Price
Balance as of January 1, 2026	1,166,861	$8.07
Granted	—	$—
Vested	—	$—
Forfeited	(1,166,861)	$8.07
Balance as of June 30, 2026	—	$—

In April 2026, all stock option awards were forfeited in connection with the mutual separation of Jonathan Gibbs, former Chief Data Center Officer, and the Company.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of June 30, 2026
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$325,370	$325,370	$—	$—
Restricted bitcoin(a)	$340,668	$340,668	$—	$—
Derivative assets(b)	$88,465	$—	$—	$88,465
Derivative liabilities(c)	$631	$—	$—	$631
Contingent consideration liabilities(d)	$8,195	$—	$—	$8,195

	Fair value measured as of December 31, 2025
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,227,462	$1,227,462	$—	$—
Restricted bitcoin(a)	$347,979	$347,979	$—	$—
Derivative assets(b)	$148,048	$—	$—	$148,048
Contingent consideration liabilities(d)	$8,195	$—	$—	$8,195

(a)	See Note 5. Bitcoin.
(b)	See Note 8. Power Supply Agreements.
(c)	See Note 8. Power Supply Agreements. Derivative liability balances are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 16. Commitments and Contingencies.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses and other current liabilities approximated their carrying values because of the short-term nature of these instruments.

Note 16. Commitments and Contingencies

Commitments

Miners and mining equipment

Through June 30, 2026, the Company has paid approximately $821.3 million in total deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described in Note 6. Property and Equipment. As of June 30, 2026, the

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company has a remaining commitment of $7.7 million for the purchase of miners, which is expected to be paid through the fourth quarter of 2026.

Infrastructure

During 2024, the Company entered into agreements related to water supply infrastructure for the Corsicana Facility, resulting in total remaining commitments of approximately $2.6 million as of June 30, 2026. The Company expects to incur these costs through the remainder of 2026.

Contingent consideration liabilities

Block Mining

As part of the July 23, 2024 acquisition of Block Mining, a vertically integrated bitcoin mining company based in Kentucky, (the “Block Mining Acquisition”), the sellers are eligible to earn an additional $32.5 million in potential earn-out targets, payable in cash or stock, if certain milestones were reached by December 31, 2025, and both the Company and the sellers agree the milestones were reached. This contingent consideration had an acquisition date fair value of $26.1 million.

As of June 30, 2026, the Block Mining Acquisition contingent consideration had an estimated fair value of $6.2 million recognized on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, current portion. The fair value measurement as of June 30, 2026, is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, a risk-free interest rate of approximately 5% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1% based on the median of Investment Grade High Yield Debt Instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of December 31, 2025, the Block Mining Acquisition contingent consideration had an estimated fair value of $6.2 million.

There were no changes to the fair value of the Block Mining Acquisition contingent consideration during the three and six months ended June 30, 2026. Subsequent to June 30, 2026, the Company and the sellers agreed upon the milestones reached and the Company paid the $6.2 million that was accrued.

E4A Solutions

As part of the acquisition of E4A Solutions, a Texas-based provider of electrical engineering solutions (the “E4A Solutions Acquisition”), the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ adjusted EBITDA, calculated as 2.65 times the amount the average adjusted EBITDA exceeds the established earn-out threshold during the two years ending December 31, 2026, payable in cash or Riot common stock at the Company’s discretion. This contingent consideration was recognized at the acquisition date fair value of $2.6 million.

As of June 30, 2026, the E4A Solutions Acquisition contingent consideration had an estimated fair value of $2.0 million. It is recognized at fair value on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, current portion. The fair value measurement as of June 30, 2026 is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, risk-free rates ranging from 3.5% to 3.6% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1.9% based on the median of investment grade and high yield debt instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of December 31, 2025, the E4A Solutions Acquisition contingent consideration had an estimated fair value of $2.0 million.

There were no changes to the fair value of the E4A Solutions Acquisition contingent consideration during the three and six months ended June 30, 2026.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2025, the change in fair value of the Company’s total contingent consideration was a gain of $9.4 million and $17.6 million, respectively.

Contingencies

Legal Proceedings

The Company, and our subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to our business and transactions arising in the ordinary course of business. We cannot predict the final outcome of such proceedings. Where appropriate, we vigorously defend such claims, lawsuits, and proceedings. Some of these claims, lawsuits and proceedings seek damages, including direct, consequential, exemplary, and/or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by our insurance program. We maintain property and various types of liability insurance in an effort to protect ourselves from such claims. In terms of any matters where there is no insurance coverage available to us, or where coverage is available and we maintain a retention or deductible associated with such insurance, we may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by us on the Condensed Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statements, then we disclose the range of possible loss. Costs related to the defense of such claims are recorded by us as they are incurred. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting our defense of such matters. On the basis of current information, we do not believe there is a reasonable possibility that any material loss, if any, will result from any claims, lawsuits, and proceedings to which we are subject, either individually, or in the aggregate.

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

Green Revolution Cooling Patent Dispute

On March 22, 2024, Green Revolution Cooling, Inc. (“GRC”) filed a complaint against the Company in the Western District of Texas (Case No. 6:24-CV-152), for patent infringement. More specifically, GRC has alleged that the immersion cooling systems provided to the Company by third parties infringe GRC’s U.S. Patent Nos. 9,992,914 (the “’914 Patent”) and 10,123,463 (the “’463 Patent”). GRC sought monetary damages through the time of trial, in excess of $52.0 million. GRC also sought an injunction against using all products that allegedly infringe the ’914 Patent and the ’463 Patent, or in lieu of an injunction, an award of a compulsory post-trial royalty of $0.01 per kWh of power used by the immersion cooled buildings. On April 9, 2026, a jury was convened and on April 13, 2026, trial commenced in the Western District of Texas. On April 13, 2026, the Court granted a directed verdict of no infringement for the ’463 Patent, leaving only the ’914 Patent for the jury to decide liability and damages. On April 17, 2026, the jury returned a verdict in favor of the Company, finding that it did not infringe the ’914 Patent. Accordingly, neither the Court nor the jury assessed any damages. On June 1, 2026, GRC filed a Motion for New Trial (the “Motion”) and on June 15, 2026, the Company filed its response. The Motion is currently pending in the Western District of Texas.

On June 3, 2026, GRC filed a new complaint for patent infringement against the Company, Riot Corsicana, LLC, and Whinstone (Case No. 3:26-cv-01842) in the United States District Court for the Northern District of Texas alleging infringement of U.S. Patent No. 12,513,853 by the Company’s immersion cooling systems. The Company has engaged counsel and is working with counsel to evaluate and defend the Company against this infringement claim. The Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such outcome, at this time.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legacy Hosting Customer Disputes

SBI

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint in the United States District Court for the Western District of Texas (Case No. 6:23-cv-252), which it later amended, against Whinstone alleging breach of contract, fraud, and negligent bailment claims related to a colocation services agreement between Whinstone and SBI that was terminated in 2021. On July 21, 2023, Whinstone filed a motion to dismiss the amended complaint, which was denied on October 25, 2023. On November 25, 2024, Whinstone asserted counterclaims for breach of contract and fraudulent inducement. SBI attempted to update its alleged damages to over $350.0 million in purported lost profits through an updated expert report which the court struck. Notwithstanding, SBI attempted to recover over $175.0 million in purported lost profits (a substantial amount of which is attributable to appreciation in Bitcoin prices), which had been previously disclosed, and more than $50.0 million in equipment replacement cost, plus exemplary damages, reasonable attorneys’ fees, costs, expenses, and pre- and post-judgment interest. Whinstone believed many of the claims were barred or waived, and that all of SBI’s claims substantively lack merit, and Whinstone vigorously contested the same, as appropriate. On February 2, 2026, the court granted the Company’s motion for summary judgment in part, disallowing the use of appreciated Bitcoin prices in SBI’s damages model. On February 9, 2026, trial commenced before Magistrate Gilliland in the Western District of Texas. On February 16, 2026, the Company and SBI verbally agreed to a global settlement of all existing or future claims between the parties (the “SBI Settlement”). In consideration for the SBI Settlement, the Company agreed to pay SBI a total sum of $20.0 million in cash. On April 17, 2026, the court granted the Company and SBI’s joint motion, which dismissed all claims with prejudice.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet Group, Inc., (collectively, “GMO”) filed a complaint against Whinstone alleging breach of a colocation services agreement between GMO and Whinstone, which has since been terminated, seeking damages in excess of $150.0 million for lost profit and profit sharing payments GMO alleges it was owed from Whinstone. The case is pending in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-JPC). Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25.0 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496.0 million in damages, for loss of future profits and future profit sharing payments GMO alleges would have been received through the term of the agreement, based on Whinstone’s allegedly wrongful termination of the colocation services agreement as of June 29, 2023. On August 26, 2025, GMO filed its fifth amended complaint including the Company as a defendant. On September 29, 2025, the Company filed a motion to dismiss the fifth amended complaint, and that motion is currently pending before the court. On January 8, 2026, Whinstone filed a motion for summary judgment seeking dismissal of almost all claims against it, and GMO filed a motion for partial summary judgment on certain issues. Briefing on these motions is fully submitted and pending decision by the court. By order dated May 13, 2026, the court scheduled trial for January 5, 2027. The Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17. Earnings Per Share (“EPS”)

The following table presents potentially dilutive securities that were included in the computation of diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(237,170)	$219,454	$(737,647)	$(76,913)
Interest incurred on the 2030 Notes, net of income taxes	—	2,189	—	—
Numerator for diluted EPS	$(237,170)	$221,643	$(737,647)	$(76,913)

Denominator:
Denominator for basic EPS - weighted average shares outstanding	347,695,985	336,278,380	347,660,313	332,912,120
Effect of dilutive securities:
Unvested RSAs	—	5,881,278	—	—
Unvested RSUs	—	529,579	—	—
2030 Notes	—	39,988,127	—	—
Dilutive potential common shares	—	46,398,984	—	—
Denominator for diluted EPS - adjusted weighted average shares outstanding	347,695,985	382,677,364	347,660,313	332,912,120

Basic EPS	$(0.68)	$0.65	$(2.12)	$(0.23)
Diluted EPS	$(0.68)	$0.58	$(2.12)	$(0.23)

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Warrants to purchase common stock	63,000	63,000	63,000	63,000
Unvested RSAs(a)	30,282,686	—	30,282,686	22,846,989
Unvested RSUs	2,171,155	—	2,171,155	2,114,812
Stock options	—	1,166,861	—	1,166,861
2030 Notes	39,988,127	—	39,988,127	—
Total	72,504,968	1,229,861	72,504,968	26,191,662

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company’s three reportable segments, and as part of the budgeting process and review of budget-to-actual variances for capital allocation decisions.

The $97.2 million of goodwill from the Block Mining Acquisition is allocated to the Bitcoin Mining segment and $25.3 million of goodwill from the E4A Solutions Acquisition is allocated to the Engineering segment. The Company does not regularly provide segment assets to its CODM, and, therefore, does not separately disclose the total assets of its reportable operating segments.

The Bitcoin Mining segment generates revenue from the bitcoin earned through its Bitcoin Mining activities. The Data Center segment generates revenue from developing and leasing data center space and power capacity to third-party customers. The Engineering segment generates revenue through customer contracts for custom-engineered electrical products and services.

All revenue and cost of revenue from intersegment transactions have been eliminated in the Condensed Consolidated Statements of Operations.

The following tables present segment revenue and segment gross profit (loss), including the significant expense items reviewed by the CODM:

Three Months Ended June 30, 2026

	Bitcoin Mining	Data Center	Engineering	Total
Revenue from external customers	$113,736	$23,213	$37,286	$174,235
Intersegment revenue	—	—	8,884	8,884
Segment revenue	113,736	23,213	46,170	183,119

Reconciliation of revenue
Other revenue(a)				—
Elimination of intersegment revenue				(8,884)
Total consolidated revenue				174,235

Less:
Power	73,499	354	—	73,853
Compensation	5,299	390	—	5,689
Insurance on miners	1,076	—	—	1,076
Water and property tax	6,652	8	—	6,660
Tenant fit-out costs	—	15,925	—	15,925
Materials	—	—	16,572	16,572
Labor	—	—	3,002	3,002
Other segment items(b)	2,738	23	14,122	16,883
Segment gross profit (loss)	$24,472	$6,513	$12,474	$43,459

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended June 30, 2025 (c)

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$140,889	$10,576	$151,465
Intersegment revenue	—	5,010	5,010
Segment revenue	140,889	15,586	156,475

Reconciliation of revenue
Other revenue(a)			1,523
Elimination of intersegment revenue			(5,010)
Total consolidated revenue			152,988

Less:
Power	62,170	—	62,170
Compensation	4,686	—	4,686
Insurance on miners	1,462	—	1,462
Ground rent and related water and property tax	5,719	—	5,719
Materials	—	2,165	2,165
Labor	—	805	805
Other segment items(b)	4,139	6,888	11,026
Segment gross profit (loss)	$62,714	$5,728	$68,442

Six Months Ended June 30, 2026

	Bitcoin Mining	Data Center	Engineering	Total
Revenue from external customers	$225,631	$56,363	$59,460	$341,454
Intersegment revenue	—	—	26,622	26,622
Segment revenue	225,631	56,363	86,082	368,076

Reconciliation of revenue
Other revenue(a)				—
Elimination of intersegment revenue				(26,622)
Total consolidated revenue				341,454

Less:
Power	145,816	381	—	146,197
Compensation	10,344	448	—	10,792
Insurance on miners	2,538	—	—	2,538
Water and property tax	12,308	8	—	12,316
Tenant fit-out costs	—	46,613	—	46,613
Materials	—	—	38,097	38,097
Labor	—	—	5,767	5,767
Other segment items(b)	5,020	23	22,297	27,340
Segment gross profit (loss)	$49,605	$8,890	$19,921	$78,416

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2025 (c)

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$283,748	$24,496	$308,244
Intersegment revenue	—	11,334	11,334
Segment revenue	283,748	35,830	319,578

Reconciliation of revenue
Other revenue(a)			6,131
Elimination of intersegment revenue			(11,334)
Total consolidated revenue			314,375

Less:
Power	123,999	—	123,999
Compensation	9,131	—	9,131
Insurance on miners	2,924	—	2,924
Ground rent and related water and property tax	7,862	—	7,862
Materials	—	5,811	5,811
Labor	—	1,967	1,967
Other segment items(b)	9,077	13,886	22,963
Segment gross profit (loss)	$130,755	$14,166	$144,921

(a)	Other revenue is primarily attributable to legacy Data Center Hosting bitcoin mining revenue and is therefore not included in the total for segment gross profit (loss).
(b)	For each reportable segment, the other segment items category primarily consists of:

Bitcoin Mining: Bitcoin miner and network repair and maintenance costs.

Engineering: Manufacturing overhead costs.

(c)	The Company recognized its new Data Center operations as a reportable segment for the three and six months ended June 30, 2026. Accordingly, for the three and six months ended June 30, 2025, the Data Center segment is omitted from the table because there was no segment revenue or segment gross profit (loss).

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the reconciliation of segment gross profit (loss) to Net income (loss) before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment gross profit (loss)	$43,459	$68,442	$78,416	$144,921

Reconciling items:
Other profit (loss) (a)	—	(1,483)	—	(5,840)
Elimination of intersegment profits	(2,218)	(5,010)	(5,632)	(11,334)
Acquisition-related costs	—	(111)	—	(187)
Selling, general, and administrative	(81,999)	(75,902)	(158,179)	(147,350)
Depreciation and amortization	(97,784)	(83,197)	(195,518)	(161,123)
Change in fair value of bitcoin	(74,607)	470,812	(401,276)	262,772
Change in fair value of derivatives	(8,362)	(42,747)	(60,214)	(853)
Power curtailment credits	10,054	8,313	31,077	16,114
Change in fair value of contingent consideration	—	9,390	—	17,642
(Loss) gain on sale/exchange of equipment	—	(350)	—	(479)
Casualty-related (charges) recoveries, net	(3)	119	(3)	119
Interest income	3,623	3,334	5,936	6,731
Interest expense	(2,687)	(6,093)	(5,305)	(8,401)
Loss on equity method investment - marketable securities	—	6,143	—	(57,095)
Loss on contract settlement	—	(158,137)	—	(158,137)
Gain on acquisition post-close dispute settlement	—	26,007	—	26,007
Impairment of property and equipment	(27,972)	—	(27,972)	—
Other income (expense)	1,221	244	1,209	337
Net income (loss) before taxes	$(237,275)	$219,774	$(737,461)	$(76,156)

(a)	Other profit (loss) is primarily attributable to legacy Data Center Hosting bitcoin mining activity for the three and six months ended June 30, 2025, and is therefore not included in the total for segment gross profit (loss).

Concentrations

For the three and six months ended June 30, 2026, Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and Data Center revenue generated by the Company’s AMD lease each contributed more than 10% of the Company’s total consolidated revenue.

For the three and six months ended June 30, 2025, Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool contributed more than 10% of the Company’s total consolidated revenue.

For the three and six months ended June 30, 2026 and 2025, Bitcoin Mining power was primarily obtained from ERCOT.

For the three and six months ended June 30, 2026, Data Center power was entirely obtained from ERCOT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information to assist readers in understanding our results of operations and financial condition. This MD&A should be read in conjunction with the Notes and other financial information included elsewhere in this Quarterly Report, and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Unless otherwise indicated, amounts are stated in thousands of U.S. dollars except for: share, per share, per MWh, MW, GW, and miner amounts; bitcoin quantities, prices, and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

Our MD&A is primarily organized as follows:

●	Business Overview and Trends. Highlights of events that impacted our financial position and results of operations.
●	Results of Operations. Analysis of our financial results comparing the three and six months ended June 30, 2026 and 2025.
●	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements, and their general purpose.
●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments underlying our reported financial results.

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

We own and manage multiple large-scale data center facilities in Texas and Kentucky that provide mission-critical power and infrastructure for our Bitcoin Mining at our Facilities, and non-mining Data Center operations at our Rockdale Facility. Our Rockdale Facility in Texas currently provides up to approximately 700 MW of developed capacity for Bitcoin Mining and Data Center leasing and is among the largest digital infrastructure campuses in North America, as measured by developed capacity. We have completed construction of approximately 400 MW of developed capacity at our second large-scale Texas development, the Corsicana Facility. We expect the Corsicana Facility to reach approximately 1 GW of developed capacity available for Bitcoin Mining and other high-density compute workloads upon full build-out. The Kentucky Facility currently provides approximately 192 MW of developed capacity.

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

In January 2026, we announced the execution of the AMD Lease to provide 25 MW of critical IT load capacity at our Rockdale Facility. The AMD Lease has an initial term of ten years and provides three successive five-year term renewal options at the lessee’s discretion. The AMD Lease included an expansion option for an additional 75 MW of critical IT load capacity and a right of first refusal for an additional 100 MW.

In April 2026, we announced AMD’s exercise of a portion of the existing expansion option set forth in the AMD Lease, to provide an additional deployment of 25 MW of critical IT load capacity, which was pursuant to the AMD Lease Amendment. Under the AMD Lease Amendment, AMD holds a remaining balance of 50 MW of reserved critical IT load capacity under the existing expansion option. The AMD Lease Amendment also grants AMD a conditional, first-priority right to lease up to an additional 100 MW of critical IT load capacity, exercisable in increments of not less than 50 MW. If both the remaining 50 MW of reserved capacity under the existing expansion option and the additional 100 MW option are fully exercised, AMD’s total leased capacity at the Rockdale Facility would increase to 200 MW. This conditional, first-priority right replaces the right of first refusal for an additional 100 MW previously granted to AMD in the AMD Lease.

In August 2026, we announced the execution of the Tenant Lease to provide 191 MW of critical IT load capacity at the Rockdale Facility. The critical IT load capacity is anticipated to be delivered in phases in December 2027 and June 2028. The Tenant Lease has an initial term of 20 years and includes provisions for two successive five-year renewal terms at the option of the lessee. Immediate funding of long-lead procurement items will be provided by the $573 Million Credit Facility with Morgan Stanley.

Business Segments

Bitcoin Mining

During the six months ended June 30, 2026, we continued to deploy miners across all our Facilities, with the objective of improving our operational efficiency and performance. As of June 30, 2026, we had a total deployed hash rate capacity of 44.4 EH/s, as compared to 38.5 EH/s as of December 31, 2025, an increase of 15.3%.

During the six months ended June 30, 2026, we mined 3,060 bitcoin, reflecting an increase of 104 bitcoin compared to the 2,956 bitcoin mined during the six months ended June 30, 2025. The increase was primarily due to our increased average operating hash rate and significantly improved operational efficiency, partially offset by increases in the global network hash rate.

For the six months ended June 30, 2026 and 2025, Bitcoin Mining revenue was $225.6 million and $283.7 million, respectively. The decrease of $58.1 million was primarily due to lower bitcoin prices during the 2026 period, which averaged $73,736 per bitcoin, as compared to $95,991 per bitcoin for the 2025 period. The decrease was partially offset by a 19.5% increase in our average operating hash rate, which increased from 30.8 EH/s during the six months ended June 30, 2025, to 36.8 EH/s during the six months ended June 30, 2026, and the increase in bitcoin production.

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

Our bitcoin custodian and brokerage services relationships are non-exclusive, and we may change our custodian and brokerage relationships at any time. We continually monitor our bitcoin assets held by our custodians. Our insurance providers do not have inspection rights associated with our bitcoin assets held in cold storage. For additional information regarding our relationships with our custodians, NYDIG Trust Company LLC and Coinbase, Inc., on behalf of itself and Coinbase Custody Trust Company, LLC, and, if applicable, Coinbase or Coinbase Custody International Ltd., and a description of our underlying agreements with them, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report.

Operating Metrics

The following table presents our key operating metrics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Bitcoin Mining hash rate, average operating (EH/s)(1)
Rockdale Facility	14.5	13.1	14.3	13.1
Corsicana Facility	15.5	14.1	15.4	14.5
Kentucky Facility	7.2	4.5	7.1	3.2
Combined Bitcoin Mining hash rate, average operating	37.2	31.7	36.8	30.8

All-in power cost (cents/kilowatt-hour)(2)
Rockdale Facility	3.5	3.6	3.3	3.7
Corsicana Facility	3.2	3.5	2.9	3.5
Kentucky Facility	5.2	3.2	4.5	3.9
Combined all-in power cost	3.6	3.5	3.3	3.6

			June 30,
			2026	2025
Bitcoin Mining hash rate, deployed (EH/s)(1)
Rockdale Facility			17.4	15.0
Corsicana Facility			16.6	15.7
Kentucky Facility			10.5	4.7
Combined Bitcoin Mining hash rate, deployed			44.4	35.4

Developed power capacity (MW)(3)
Rockdale Facility			700	700
Corsicana Facility			400	400
Kentucky Facility			192	65
Total power capacity			1,292	1,165

(1)	Hash rate, deployed, represents the total potential hash rate of all our deployed miners as of the end of the period, whereas hash rate, average operating, represents the average total hash rate our deployed miners provided throughout the period. The difference between deployed hash rate and operating hash rate is attributable to down time of all or some of our miners for power curtailments, or repairs and maintenance of bitcoin miners or supporting infrastructure. The difference between deployed and operating hash rate is a key measure in determining the efficiency of our Bitcoin Mining operations.

(2)	All-in power cost is the price we paid throughout the period for our power, net of power curtailments received. Power is overwhelmingly the largest marginal input cost in mining bitcoin and a significant contributor to profitability. Miners with a low cost of power are also able to profitably mine in a wider range of bitcoin prices.

(3)	Developed power is the total amount of electricity our Facilities can utilize as of the end of the period.

The following table presents our cost to mine one bitcoin (amounts in thousands, except Quantity of bitcoin mined and Production value of one bitcoin mined amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of power for self-mining operations	$73,499	$62,170	$145,816	$123,999
Other direct cost of revenue for self-mining operations(1)(2), excluding bitcoin miner depreciation	15,765	16,005	30,210	28,994
Cost of revenue for self-mining operations, excluding bitcoin miner depreciation	89,264	78,175	176,026	152,993
Less: power curtailment credits(3)	(10,054)	(8,313)	(31,077)	(16,114)
Cost of revenue for self-mining operations, net of power curtailment credits, excluding bitcoin miner depreciation	79,210	69,862	144,949	136,879
Bitcoin miner depreciation(4)(5)	64,622	60,252	140,708	117,314
Cost of revenue for self-mining operations, net of power curtailment credits, including bitcoin miner depreciation	$143,832	$130,114	$285,657	$254,193

Quantity of bitcoin mined	1,587	1,426	3,060	2,956
Production value of one bitcoin mined(6)	$71,667	$98,800	$73,736	$95,991

Cost to mine one bitcoin, excluding bitcoin miner depreciation	$49,912	$48,992	$47,369	$46,305
Cost to mine one bitcoin, excluding bitcoin miner depreciation, as a % of production value of one bitcoin mined	69.6%	49.6%	64.2%	48.2%

Cost to mine one bitcoin, including bitcoin miner depreciation	$90,631	$91,244	$93,352	$85,992
Cost to mine one bitcoin, including bitcoin miner depreciation, as a % of production value of one bitcoin mined	126.5%	92.4%	126.6%	89.6%

(1)	Other direct cost of revenue includes compensation, insurance, repairs, and ground lease rent and related property tax.

(2)	For the three months ended June 30, 2026 and 2025, we paid cash of $25.2 million and $71.3 million, respectively, and for the six months ended June 30, 2026 and 2025, we paid cash of $48.7 million and $92.3 million, respectively, in total deposits and payments for the purchase of miners. Costs to finance the purchase of miners were zero in all periods presented as the miners were paid for with cash from the Company’s cash balance. The seller did not provide any financing, nor did the Company borrow from a third-party to purchase the miners.

(3)	Power curtailment credits are credited against our power invoices as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine bitcoin. These credits are recognized in Power curtailment credits on our Condensed Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine bitcoin.

(4)	We capitalize the acquisition cost of our miners and include these costs in Property and equipment, net on our Condensed Consolidated Balance Sheets. The miners are depreciated over an estimated useful life of three years, during which time, they are expected to contribute to the generation of bitcoin revenue. We do not consider depreciation expense in determining whether it is economical to operate our miners because depreciation is a non-cash expense and is not a variable operating cost that can be avoided even if we curtail operations temporarily. Depreciation expense incurred is disclosed for each respective period in the table above.

(5)	The following table presents the future depreciation expense of all of our bitcoin miners:

Remainder of 2026	$133,593
2027	219,902
2028	99,312
2029	19,258
Total	$472,065

(6)	Computed as revenue recognized from bitcoin mined divided by the quantity of bitcoin mined during the same period.

During 2023 through 2026, we entered into purchase orders under the Master Agreement to acquire new miners from MicroBT. These purchase orders represented a total hash rate of 50.9 EH/s, with a total purchase price of approximately $795.2 million, subject to downward price adjustments as provided by the Master Agreement. These miners are primarily intended for deployment at the Corsicana Facility, which commenced operations in April 2024. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received through the end of 2026, with deployment following on an ongoing basis. The Master Agreement provided us with three additional annual options to purchase miners, on the same or more favorable terms as the second purchase order executed under the Master Agreement.

For the three and six months ended June 30, 2026, Bitcoin Mining revenue was approximately $113.7 million and $225.6 million, respectively.

Summary of Riot’s Bitcoin Mining Results

The following tables present additional information about our Bitcoin Mining activities, including bitcoin production and sales of bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2026	18,005	$1,575,441
Revenue recognized from bitcoin mined	3,060	225,631
Change in bitcoin receivable	(2)	321
Proceeds from sale of bitcoin	(9,665)	(732,461)
Exchange of bitcoin for employee compensation	(18)	(1,618)
Change in fair value of bitcoin	—	(401,276)
Balance as of June 30, 2026	11,380	$666,038

The following reconciles Bitcoin and Restricted bitcoin as of June 30, 2026 to the amounts above:
Bitcoin	5,559	$325,370
Restricted bitcoin(a)	5,821	340,668
Total	11,380	$666,038

	Quantity	Amounts
Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	2,956	283,748
Change in bitcoin receivable	—	(272)
Proceeds from sale of bitcoin	(1,371)	(131,802)
Exchange of bitcoin for employee compensation	(34)	(3,334)
Change in fair value of bitcoin	—	262,772
Balance as of June 30, 2025	19,273	$2,065,580

The following reconciles Bitcoin and Restricted bitcoin as of June 30, 2025 to the amounts above:
Bitcoin	15,973	$1,711,908
Restricted bitcoin(a)	3,300	353,672
Total	19,273	$2,065,580

(a)	Restricted bitcoin is the Company’s bitcoin pledged as collateral for the $200 Million Credit Facility. See Note 11. Debt for more information.

Data Center

Our Data Center business designs, develops, and operates large-scale data center projects designed to support the growing demand for high-density compute. This includes the lease of data center space and power capacity, which is generally paid monthly. Power costs are passed through to customers at cost. Additionally, we provide tenant fit-out services to our customers for the build-out of customer-specific equipment at cost plus a margin.

For the three and six months ended June 30, 2026, Data Center revenue was approximately $23.2 million and $56.4 million, respectively, reflecting leasing activity and associated tenant fit-out attributable to the AMD Lease.

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

For the three and six months ended June 30, 2026, Engineering revenue was approximately $37.3 million and $59.5 million, respectively.

Strategic Goals and Initiatives

Bitcoin Treasury Strategy

Our investment strategy regarding our bitcoin (“Bitcoin Treasury Strategy”) is designed to balance long-term value appreciation with operational flexibility and liquidity management. We selectively sell or leverage portions of our bitcoin holdings, and may continue to do so in the future, to fund operational needs, capital expenditures, and strategic initiatives, particularly when market conditions present opportunistic pricing above predetermined thresholds that we believe maximize shareholder value.

This approach enables us to realize value from our bitcoin holdings to support our liquidity profile and fund business growth. We believe this strategy enhances our operational stability, supports our liquidity profile, and provides the financial flexibility necessary to execute on our business plan and meet our capital allocation objectives.

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

The following table presents our power curtailment credits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Manual curtailment power credits	$7,361	$6,646	$28,293	$13,676
Demand response power credits	2,693	1,667	2,784	2,438
Total power curtailment credits	$10,054	$8,313	$31,077	$16,114

The following graph presents the primary decision factors that guide our decision to curtail power usage or power down our mining operations, and when we might resume mining operations:

Challenges, Risks, and Industry Trends

Increased Competition and Global Network Hash Rate

The price of bitcoin reached new all-time highs in 2025, supported by continued institutional investment in the Bitcoin spot exchange-traded funds (“ETFs”), global adoption, and increased interest from both retail and sovereign investors, but fell in the first half of 2026 to prices last seen in 2024. Bitcoin spot ETFs remained a primary driver of institutional demand. These ETFs, as investment vehicles, provide investors with a broader way to gain exposure to bitcoin through more traditional financial markets. In March 2025, the United States established the United States Bitcoin Strategic Reserve, which currently holds the largest bitcoin reserve in the world, solidifying bitcoin as a mainstream financial asset and alternative source of value to fiat currency.

During 2023 and 2024, the bitcoin mining industry experienced record growth as the price of bitcoin increased from the lows experienced in early 2023. In 2025 and the first half of 2026, the industry continued to grow, though at a slower pace due to increased network difficulty during 2025 and more aggressive competition for efficient energy sources globally. The rising bitcoin price renewed opportunities to access capital markets to fund growth, leading to unprecedented expansion in mining operations, which resulted in a doubling of the size of provisioned hash calculation services on the network, as measured by total hash rate. Competition among mining companies continued to intensify in 2025, with top operators focusing on mergers, acquisitions, and direct power procurement contracts to secure stable energy pricing in the face of volatile market conditions.

We have observed that when the market price for bitcoin experiences sustained increases, new miners are introduced onto the bitcoin network, contributing to an increase in the global network hash rate. Our hash rate grew by approximately 15.3% from December 31, 2025 to June 30, 2026, and the number of bitcoin we mined during the same period increased, offsetting the increase in the global network hash rate as compared to the same period in 2025.

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

Grid Curtailment

The Public Utility Commission of Texas (“PUCT”), ERCOT, and Oncor Electric Delivery Company LLC (“Oncor”) collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas. In Kentucky, MISO oversees our power supply. As the bitcoin mining industry has expanded in recent years, regulatory scrutiny on bitcoin mining facilities and their energy consumption has intensified accordingly.

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

Data Center Scrutiny and Regulation

Driven by the proliferation of energy-intensive applications such as bitcoin mining and HPC, demand for energy capacity continues to outpace supply. Data centers are increasingly scrutinized by federal, state, and local authorities due to concerns regarding energy consumption, land use, carbon emissions, water usage, environmental impacts, workforce, data-sovereignty considerations, and national-security-related issues. Regulators may impose new permitting requirements, energy-efficiency standards, carbon-reduction mandates, sustainability reporting rules, or operational restrictions specific to data centers, AI infrastructure, or high-density compute environments. Such regulations, particularly at the federal level or in the States of Texas and Kentucky, where our Facilities operate, could increase our capital expenditures, delay development timelines, limit expansion opportunities, or require costly modifications to existing infrastructure.

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

The development and expansion of our Facilities require significant quantities of critical components that are currently in high demand and may be difficult to source. To mitigate the risks associated with supply chain volatility, increasing demand, and uncertainty arising from U.S. tariffs and retaliatory international tariffs, we have proactively procured and currently maintain a supply of essential electrical infrastructure components and construction materials. These strategic reserves are intended to support the expansion and data center development of the Corsicana Facility and Rockdale Facility, the expansion of our Kentucky Facility, and the maintenance of our existing systems, and to reduce our exposure to potential inflationary pricing and equipment delivery delays.

We sell our bitcoin to fund operations. During 2026, we have experienced an impact from the recent volatility and downward trend in the market price of bitcoin, which has reduced the purchasing power of our bitcoin holdings. This decline may necessitate the sale of a greater volume of our bitcoin than previously anticipated to generate the liquidity required to fund our ongoing operations and working capital needs. By diversifying our infrastructure to support broader data services, we aim to mitigate our direct exposure to cryptocurrency price fluctuations and establish a more stable, diversified revenue stream centered on digital infrastructure.

Results of Operations

Comparative Results for the Three Months Ended June 30, 2026 and 2025:

Revenue

Total revenue for the three months ended June 30, 2026 and 2025 was $174.2 million and $153.0 million, respectively. Total revenue consists of Bitcoin Mining revenue, Data Center revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our former Data Center Hosting bitcoin mining operations. See below for explanations of changes in revenue by operating segment.

Bitcoin Mining revenue was $113.7 million and $140.9 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $27.2 million was primarily due to higher bitcoin prices in the 2025 period, which averaged $98,800 per bitcoin, as compared to $71,667 per bitcoin for the 2026 period, offset by an increase in Bitcoin production of 11.3% during the three months ended June 30, 2026 compared to the same period in 2025, primarily due to a 17.4% increase in average operating hash rate.

Data Center revenue of $23.2 million for the three months ended June 30, 2026 was attributable to leasing activity and associated tenant fit-out from the AMD Lease. We began recognizing our Data Center operations as a reportable segment in the first quarter of 2026. Accordingly, there were no Data Center revenues for the three months ended June 30, 2025.

Engineering revenue was $37.3 million and $10.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily attributable to strong third-party data center demand for custom electrical equipment. Our custom electrical products are used as important components in data center development and in power generation and distribution facilities. There continues to be significant third-party demand for these products due to the increased interest in data center construction, as well as growing worldwide demand for power.

Cost of revenue and operating expenses

The following table presents Cost of revenue for Bitcoin Mining:

	Three Months Ended
	June 30,
	2026	2025
Power	$73,499	$62,170
Compensation	5,299	4,686
Insurance on miners	1,076	1,462
Ground rent and related water and property tax	6,652	5,719
Other(1)	2,738	4,139
Total Bitcoin Mining cost of revenue	$89,264	$78,175

(1)	All amounts included within Other are individually insignificant.

The increase of approximately $11.1 million in Cost of revenue for Bitcoin Mining was primarily due to increased Bitcoin Mining capacity and power consumption due to the 125 MW of power capacity at the Rockdale Facility that was assumed in the settlement of litigation between the Company and Rhodium Encore LLC in April 2025 (the “Rhodium Settlement”) and the continued expansion at the Kentucky Facility. The expanded facilities require additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations.

Data Center Cost of revenue was $16.7 million for the three months ended June 30, 2026, which was attributable to leasing costs and contract services for tenant-fit-out for the AMD Lease. We began recognizing our Data Center operations as a reportable segment in the first quarter of 2026. Accordingly, there was no Data Center Cost of revenue for the three months ended June 30, 2025.

Cost of revenue for Engineering for the three months ended June 30, 2026 and 2025 was $27.0 million and $9.9 million, respectively, an increase of approximately $17.1 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of increased Engineering revenue noted above, the increase was primarily due to increased receipts of materials resulting in our ability to complete projects.

Selling, general, and administrative expenses for the three months ended June 30, 2026 and 2025 were $82.0 million and $75.9 million, respectively, an increase of approximately $6.1 million. Selling, general, and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to a $5.4 million increase in stock-based compensation, a $4.8 million increase in compensation expense, and a $2.2 million increase in other costs to support our ongoing growth, partially offset by a $6.3 million decrease in legal and professional fees due to recently ending or settling much of our outstanding litigation.

Depreciation and amortization for the three months ended June 30, 2026 and 2025 was $97.8 million and $83.2 million, respectively, an increase of approximately $14.6 million. The increase was primarily due to increases in miners deployed.

The change in fair value of bitcoin for the three months ended June 30, 2026 and 2025 was a loss of $74.6 million and a gain of $470.8 million, respectively, and was recognized to adjust the fair value of our bitcoin held at the end of each period.

The change in fair value of our derivatives for the three months ended June 30, 2026 and 2025 was a loss of $8.4 million and $42.7 million, respectively, and was recorded to adjust the fair value of our PPAs, which were classified as derivatives and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable periods. The loss incurred for the three months ended June 30, 2026 was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models decreasing from $49.12 per MWh as of March 31, 2026 to $48.60 per MWh as of June 30, 2026. The loss recognized for the three months ended June 30, 2025 was primarily attributable to the average of the forward prices decreasing from $55.41 per MWh as of March 31, 2025 to $53.31 per MWh as of June 30, 2025.

Power curtailment credits for the three months ended June 30, 2026 and 2025 were $10.1 million and $8.3 million, respectively, and represent sales of unused power under our PPAs and participation in ancillary services under ERCOT and MISO Demand Response Service Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the power grids, such as weather and global fuel costs.

The change in fair value of contingent consideration was a loss of $9.4 million for the three months ended June 30, 2025, as a result of the change in estimates for the potential earnout contingent consideration to the former sellers in the Block Mining Acquisition and the E4A Solutions Acquisition. For the three months ended June 30, 2026, there was no change in the fair value of contingent consideration attributable to either the E4A Solutions Acquisition or the Block Mining Acquisition.

The loss on contract settlement of $158.1 million in 2025 was attributable to the Rhodium Settlement.

Impairment of property and equipment of $28.0 million during the three months ended June 30, 2026, was from certain long-lead items previously included in Construction in progress, within Property and equipment, net on the Condensed Consolidated Balance Sheets, related to the planned expansion of the Rockdale Facility for bitcoin mining purposes. These items were deemed to be impaired as a result of our decision to expand the Rockdale Facility for data center application purposes instead.

Other income (expense)

Interest income for the three months ended June 30, 2026 and 2025 was $3.6 million and $3.3 million, respectively. The increase was primarily due to an increase in average cash balances on deposit.

Interest expense for the three months ended June 30, 2026 and 2025 was $2.7 million and $6.1 million, respectively, and was primarily related to interest paid on our revolving lines of credit and letters of credit. The decrease was primarily related to the capitalization of $3.4 million of incurred interest into Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets, during the three months ended June 30, 2026. No incurred interest was capitalized during the three months ended June 30, 2025.

The gain on equity method investment – marketable securities for the three months ended June 30, 2025 was $6.1 million and was recognized to adjust the fair value of our equity method investment held at the end of each period. The equity method investment was sold in its entirety during the year ended December 31, 2025.

Comparative Results for the Six Months Ended June 30, 2026 and 2025:

Revenue

Total revenue for the six months ended June 30, 2026 and 2025 was $341.5 million and $314.4 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Data Center revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our former Data Center Hosting bitcoin mining operations. See below for explanations of changes in revenue by operating segment.

Bitcoin Mining revenue was $225.6 million and $283.7 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $58.1 million was primarily due to lower bitcoin prices in the 2026 period, which averaged $73,736 per bitcoin, as compared to $95,991 per bitcoin for the 2025 period, partially offset by an increase in bitcoin production of 3.5% due to a 19.5% increase in our average operating hash rate.

Data Center revenue of $56.4 million for the six months ended June 30, 2026 was attributable to leasing activity and associated tenant fit-out from the AMD Lease. We recognized our new Data Center operations as a reportable segment in the six months ended June 30, 2026. Accordingly, there were no Data Center revenues for the six months ended June 30, 2025.

Engineering revenue was $59.5 million and $24.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily attributable to the strong third-party data center demand for custom electrical equipment. Our custom electrical products are used as important components in data center development and in power generation and distribution facilities. There continues to be significant third-party demand for these products due to the increased interest in data center construction, as well as growing worldwide demand for power.

Cost of revenue and operating expenses

The following table presents Cost of revenue for Bitcoin Mining:

	Six Months Ended
	June 30,
	2026	2025
Power	$145,816	$123,999
Compensation	10,344	9,131
Insurance on miners	2,538	2,924
Ground and facility rent, water, and property tax	12,308	7,862
Other(a)	5,020	9,077
Total Bitcoin Mining cost of revenue	$176,026	$152,993

(a)	All amounts included in Other are individually insignificant.

The increase of approximately $23.0 million in Cost of revenue for Bitcoin Mining was primarily due to increased Bitcoin Mining capacity and power consumption due to the 125 MW of power capacity at the Rockdale Facility that was assumed in the settlement of litigation between the Company and Rhodium Encore LLC in April 2025 and the continued expansion at the Kentucky Facility. The expanded facilities require additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations. In 2025, we acquired the Rockdale Facility land that was previously subject to a ground lease. As a result, ground rent was zero in 2026.

Data Center Cost of revenue was $47.5 million for the six months ended June 30, 2026, which was attributable to leasing costs and contract services for tenant-fit-out for the AMD Lease. We began recognizing our new Data Center operations as a reportable segment in January 2026. Accordingly, there was no Data Center Cost of revenue for the six months ended June 30, 2025.

Cost of revenue for Engineering for the six months ended June 30, 2026 and 2025 was $45.2 million and $21.7 million, respectively, an increase of approximately $23.5 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of increased Engineering revenue noted above, the increase was primarily due to increased receipts of materials resulting in our ability to complete projects.

Selling, general, and administrative expenses for the six months ended June 30, 2026 and 2025 were $158.2 million and $147.4 million, respectively, an increase of approximately $10.8 million. Selling, general, and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to a $15.0 million increase in stock-based compensation, a $7.0 million increase in compensation expense, and a $2.7 million increase in other costs to support our ongoing growth, partially offset by an $11.3 million decrease in legal and professional fees due to recently ending or settling much of our outstanding litigation. Additional decreases were primarily due to lower consulting and insurance costs.

Depreciation and amortization for the six months ended June 30, 2026 and 2025 was $195.5 million and $161.1 million, respectively, an increase of approximately $34.4 million. The increase was primarily due to increases in miners deployed.

The change in fair value of bitcoin for the six months ended June 30, 2026 and 2025 was a loss of $401.3 million and a gain of $262.8 million, respectively, and was recognized to adjust the fair value of our bitcoin held at the end of each period.

The change in fair value of our derivatives for the six months ended June 30, 2026 and 2025 were losses of $60.2 million and $0.9 million, respectively, and was recorded to adjust the fair value of our PPAs, which were classified as derivatives and measured at fair value. The losses incurred for the six months ended June 30, 2026 were primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models decreasing from $55.70 per MWh as of December 31, 2025 to $48.60 per MWh as of June 30, 2026. The loss recognized for the six months ended June 30, 2025 was primarily attributable to the average of the forward prices increasing from $51.98 per MWh as of December 31, 2024 to $55.41 per MWh as of March 31, 2025, but then decreasing to $53.31 per MWh as of June 30, 2025.

Power curtailment credits for the six months ended June 30, 2026 and 2025 were $31.1 million and $16.1 million, respectively, and represent sales of unused power under our PPAs and participation in ancillary services under ERCOT and MISO Demand Response

Service Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the power grids, such as weather and global fuel costs.

The change in fair value of contingent consideration was a gain of $17.6 million for the six months ended June 30, 2025, as a result of the change in estimates for the potential earnout contingent consideration to the former sellers in the Block Mining Acquisition and the E4A Solutions Acquisition. For the six months ended June 30, 2026, there was no change in the fair value of contingent consideration attributable to either the E4A Solutions Acquisition or the Block Mining Acquisition.

The loss on contract settlement of $158.1 million in 2025 was attributable to the Rhodium Settlement.

Impairment of property and equipment of $28.0 million during the six months ended June 30, 2026, was from certain long-lead items previously included in Construction in progress, within Property and equipment, net on the Condensed Consolidated Balance Sheets, related to the planned expansion of the Rockdale Facility for bitcoin mining purposes. These items were deemed to be impaired as a result of our decision to expand the Rockdale Facility for data center application purposes instead.

Other income (expense)

Interest income for the six months ended June 30, 2026 and 2025 was $5.9 million and $6.7 million, respectively, and was earned from interest on cash balances held during the period. The decrease was primarily due to lower average cash balances on deposit, combined with slightly lower average interest rates during the 2026 period.

Interest expense for the six months ended June 30, 2026 and 2025 was $5.3 million and $8.4 million, respectively, and was primarily related to interest paid on our revolving lines of credit and letters of credit. The decrease was primarily related to the capitalization of $8.1 million of incurred interest into Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets during the six months ended June 30, 2026. No incurred interest was capitalized during the six months ended June 30, 2025.

The loss on equity method investment – marketable securities for the six months ended June 30, 2025 of $57.1 million was recognized to adjust the fair value of our equity method investment held at the end of each period. The equity method investment was sold in its entirety during the year ended December 31, 2025.

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

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP performance measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$(237,170)	$219,454	$(737,647)	$(76,913)
Interest income	(3,623)	(3,334)	(5,936)	(6,731)
Interest expense	2,687	6,093	5,305	8,401
Income tax expense (benefit)	(105)	320	186	757
Depreciation and amortization	97,784	83,197	195,518	161,123
EBITDA	(140,427)	305,730	(542,574)	86,637

Adjustments:
Stock-based compensation expense	35,582	30,120	74,748	59,696
Acquisition-related costs	—	111	—	187
Change in fair value of derivatives	8,362	42,747	60,214	853
Change in fair value of contingent consideration	—	(9,390)	—	(17,642)
Loss (gain) on equity method investment - marketable securities	—	(6,143)	—	57,095
Loss (gain) on sale of equipment	—	350	—	479
Casualty-related charges (recoveries), net	3	(119)	3	(119)
Loss on contract settlement	—	158,137	—	158,137
Gain on acquisition post-close dispute settlement	—	(26,007)	—	(26,007)
Impairment of property and equipment	27,972	—	27,972	—
Other (income) expense	(1,221)	(244)	(1,209)	(337)
Amortization of license fee revenue	—	(24)	—	(24)
Adjusted EBITDA	$(69,729)	$495,268	$(380,846)	$318,955

Liquidity and Capital Resources

We generate non-cash revenue through mining bitcoin at our Facilities, which we manage based on our Bitcoin Treasury Strategy, while financing operations and other expenses through sales of our bitcoin holdings, borrowing against our credit facilities, and issuance of common stock under the ATM offering program.

During the six months ended June 30, 2026, no shares were sold under the 2025 ATM Program. During the six months ended June 30, 2025, we issued and sold approximately 10.8 million shares of our common stock under our ATM offering program for aggregate net proceeds (net of commissions and expenses) of $121.1 million.

During the six months ended June 30, 2026, we sold 9,665 bitcoin for proceeds of approximately $732.5 million. During the six months ended June 30, 2025, we sold 1,371 bitcoin for proceeds of approximately $131.8 million. We monitor our balance sheet on an ongoing basis and evaluate the level of bitcoin retained in consideration of our cash requirements for ongoing operations and expansion.

During the six months ended June 30, 2026, we did not receive any proceeds from borrowings against our credit facilities. During the six months ended June 30, 2025, we received $251.9 million in net proceeds (net of repayments and issuance costs) from borrowings against our credit facilities.

As of June 30, 2026, we had net working capital of approximately $268.0 million, which included cash and cash equivalents of $471.4 million. We reported a net loss of $737.6 million during the six months ended June 30, 2026, which included $541.0 million in non-cash net losses, primarily consisting of the loss from the change in fair value of bitcoin of $401.3 million, depreciation and amortization of $195.5 million, stock-based compensation of $74.7 million, and the change in the fair values of derivatives of $60.2 million, partially offset by revenue recognized from bitcoin mined of $225.6 million.

Contractual Commitments and Obligations

As of June 30, 2026, we had a remaining commitment of approximately $7.7 million due to MicroBT for the contractual purchase of miners, which we expect to pay through the fourth quarter of 2026.

Revenue from Operations

Bitcoin Mining

We expect to generate ongoing revenue from bitcoin rewards in connection with our Bitcoin Mining operations and we will continue to evaluate our ability to liquidate bitcoin rewards at future values to generate cash to fund our operations and expansion.

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

The following table sets forth shares sold and net proceeds received (net of sales commissions and expenses) from shares sold under our August 2024 ATM Program:

	Six Months Ended June 30,
	2025
	Shares	Net Proceeds
August 2024 ATM Program	10,775,462	$121,062

As of June 30, 2026, no shares had been sold under the 2025 ATM Program and all $500.0 million of our common stock remained available for issuance and sale pursuant to the 2025 ATM Program. For additional information regarding our ATM Program, see Note 13. Stockholders’ Equity.

Legal Proceedings

We have been named a defendant in several lawsuits, as more fully described in Note 16. Commitments and Contingencies.

Cash Flows

The following table presents a summary of our cash flows:

	Six months ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(272,787)	$(353,385)
Net cash provided by (used in) investing activities	$514,757	$(40,019)
Net cash provided by (used in) financing activities	$(2,891)	$372,351

Operating Activities

The $80.6 million decrease in cash used in operating activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to the payment of a one-time cash cost of $122.6 million related to the loss on the Rhodium Settlement during the three months ended June 30, 2025, partially offset by an increase in power costs of $22.2 million and a one-time cash payment of $20.0 million for the SBI legal settlement during the six months ended June 30, 2026.

Investing Activities

For the six months ended June 30, 2026, net cash provided by investing activities was primarily attributable to proceeds from the sale of bitcoin of $732.5 million, partially offset by purchases and deposits paid for miners and purchases of property and equipment for our ongoing expansions, for which we paid approximately $41.4 million, with anticipated additional payments of $7.7 million to be made through the fourth quarter of 2026, and payments of approximately $176.2 million for the purchase of property and equipment, including construction in progress.

For the six months ended June 30, 2025, net cash used in investing activities was primarily attributable to payments of approximately $93.2 million for the purchase of property and equipment, including construction in progress, and $86.4 million in deposits and payments for the purchase of miners, partially offset by proceeds from the sale of bitcoin of $131.8 million and proceeds of $14.7 million from the sale of marketable securities.

Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities was $2.9 million. No cash was raised through the issuance of common stock or debt during the period. The net cash used in financing activities was primarily attributable to $2.5 million in common shares repurchased to satisfy employee tax withholding obligations. For the six months ended June 30, 2025, net cash provided by financing activities primarily consisted of total net proceeds of $254.3 million from our debt and net proceeds from our ATM Program offerings of $121.1 million.

As of June 30, 2026, we have approximately $853.7 million in total principal on our debt outstanding, primarily consisting of $594.4 million from our 2030 Notes, $200.0 million from our bitcoin-backed credit facility, $54.3 million from our revolving credit facilities, and $5.0 million from a note.

We have primarily financed our strategic growth through proceeds from the issuance of our common stock through ATM Program offerings and various credit facilities, and it is reasonably likely that we will continue to finance our ongoing growth similarly.

Critical Accounting Policies and Estimates

In preparing our financial statements in accordance with GAAP, there are certain accounting policies that may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our Condensed Consolidated Financial Statements. An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our Condensed Consolidated Financial Statements. These include: business combinations, valuation of the Rockdale PPA and the Corsicana PPA, long-lived assets, and stock-based compensation. We believe these and other accounting policies set forth in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements should be reviewed as they are integral to understanding our results of operations and financial condition.

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

Rockdale PPA and Corsicana PPA Valuations

The Rockdale PPA and the Corsicana PPA are accounted for as derivatives, the valuations of which are based on significant unobservable inputs, which include discounted cash flow estimation models containing quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the respective terms of the Rockdale PPA and the Corsicana PPA. Significant judgment and estimations are required when creating the discounted cash flow estimation models. Should our discounted cash flow estimation models change significantly, potentially material changes to the fair value of the derivatives may result, which could have a material impact on our financial statements.

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

Should our estimates of useful lives, undiscounted future cash flows, or asset fair values change, additional, and potentially material impairments may be required, which could have a material impact on our reported financial results.

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

Risks Regarding the Price of Bitcoin

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of June 30, 2026, we held 11,380 bitcoin recognized at its fair value of $0.7 billion.

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

The following table presents the impact of 10% changes in the price of bitcoin on our bitcoin holdings during the applicable period:

	For the six months ended June 30, 2026		For the six months ended June 30, 2025
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin
Increase/(Decrease) in Net Income	$139,818	$(139,818)	$338,388	$(338,388)

The decreased sensitivity to price changes in 2026 as compared to 2025 was primarily due to the decrease in our bitcoin holdings in 2026, and as of June 30, 2026, as compared to June 30, 2025.

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

The following table presents the hypothetical impact on our net income of 10% changes in the future power prices (taking into account the dates of maturity of our various fixed price PPAs) used to derive the fair value of the Rockdale PPA and the Corsicana PPA derivatives:

	For the six months ended June 30, 2026		For the six months ended June 30, 2025
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Future Power Prices	Future Power Prices	Future Power Prices	Future Power Prices
Increase/(Decrease) in Net Income	$29,174	$(29,175)	$41,537	$(41,537)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in Note 16. Commitments and Contingencies.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows, and equity as set forth herein and in Part I, Item 1A. Risk Factors of our 2025 Annual Report. There have been no material changes, other than the amendment below, to the risk factors set forth in our 2025 Annual Report. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, financial condition, results of operations, cash flows, and equity.

The following risk factor supersedes the similar risk factor previously disclosed in our 2025 Annual Report.

We are dependent on our electrical distribution provider, grid operator, and regulators for access to power, and we face electricity market risks relating to changes in laws, regulations, and market requirements that could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our access to power is dependent on our electrical distribution providers, grid operators, and regulators, which collectively manage whether our operations are performing in accordance with market rules, requirements, and regulations. PUCT, ERCOT, and Oncor collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas; MISO and Big Rivers Electric Corporation oversee our power supply at our Commerce site in Kentucky. Tennessee Valley Authority oversees the delivery and regulation of the power supply at our Blue Steel site in Kentucky. Regulatory scrutiny of bitcoin mining facilities and their energy consumption has intensified as the industry has grown, along with heightened focus more broadly on the energy and environmental impacts of data center services. This scrutiny, in addition to increasing pressure at the federal level from the Federal Energy Regulatory Commission and the North American Electric Reliability Corporation, has led, and may continue to lead, to new governmental measures regulating, restricting, or prohibiting the use of electricity by data centers and bitcoin mining operators, or increasing power costs for these types of consumers.

As the primary Texas grid operator, ERCOT is responsible for monitoring and testing market participants, including the Rockdale Facility and the Corsicana Facility, to assess their impact on grid reliability. In April 2022, ERCOT established a task force to review the participation of large flexible loads, including bitcoin mining facilities and data centers, in the ERCOT market, tasked with developing policy recommendations concerning network planning, market operations, and the interconnection processes for large flexible loads. We are periodically tested and monitored and have experienced curtailment of power through this testing process based on instructions from Oncor and ERCOT. If ERCOT determines that our data centers’ substantial power usage negatively affects grid reliability, it could issue a curtailment order, requiring us to reduce or cease our power use immediately, and our power supply in Texas could be partially or fully curtailed.

More recently, in 2025, the Texas legislature enacted Senate Bill (“SB”) 6 to support ERCOT’s grid reliability by, among other things, proposing minimum transmission rates on certain large loads and removing “phantom loads” from the interconnection queue to improve the accuracy of future load growth projections. SB 6 requires the PUCT and ERCOT to create new processes and impose new requirements for the interconnection of facilities with large electrical loads of at least 75 MW, requires security-type payments as part of the initial interconnection request, and creates a new approval requirement for co-locating generation with large loads. Under the initial batch study rules recently adopted to implement SB 6, which remain subject to change, (PUCT Project No. 58481), an interconnecting large load entity (“ILLE”) seeking new or modified interconnection is divided into three categories: base load, studied/allocated load, or excluded from Batch Zero pending a future study process. Depending on the eligibility category, an ILLE may be required to hold sufficient property interest and post financial security for system upgrades (ranging from $0 if no upgrades are required, to an estimated cost based on applicable study results, to a flat fee of $50,000 per MW of peak demand where transmission improvement costs cannot be determined). An ILLE must also pay an interconnection fee, satisfy all direct interconnection costs in full through contribution in aid of construction (CIAC) with no standard utility offset, and comply with additional study, disclosure, and interim-agreement requirements. On August 3, 2026, Texas Governor Abbott directed the PUCT and ERCOT to conduct a comprehensive audit of all data center projects advancing through ERCOT's interconnection process and to complete that audit before any such project may proceed; projects that fail to meet PUCT and ERCOT requirements or applicable state law will be denied grid interconnection. The directive also requires the collection of project-level information regarding each project's use of public financial incentives, reliance on the ERCOT grid versus on-site generation, and use of community water supplies. The PUCT Commissioners are scheduled to hold an Open Meeting on August 14, 2026 to discuss related policy issues, including ERCOT's audit and information-collection plans. Because certain of our Texas data center projects are advancing through the ERCOT interconnection process, these actions could delay or prevent interconnection of those projects, increase our costs, reduce expected incentives, and have a material adverse effect on our business and results of operations. SB 6 also requires the PUCT to amend its wholesale transmission cost-allocation rules by December 31, 2026, and the PUCT is considering measures that could require large loads such as our facilities to bear a greater share of transmission system upgrade costs, to pay minimum demand charges based on contracted peak demand for a period of 20 years, and to move from the current four coincident peak (“4CP”) cost-allocation methodology to a new 12CP cost-allocation methodology. If adopted, these measures could materially increase our transmission-related charges and limit our ability to manage power costs through demand-response and 4CP-avoidance strategies on which we have historically relied. SB 6 further directs ERCOT and the PUCT to establish curtailment and demand-management obligations for large loads, including protocols to curtail large loads interconnected at transmission voltage after December 31, 2025, during firm load-shed events and a reliability service under which ERCOT may procure demand reductions from large loads and deploy them on short notice during emergency grid conditions, any of which could require us to reduce or suspend operations with limited advance notice. ERCOT has also amended, and continues to evaluate, its processes for interconnecting large electrical loads, including a process announced in December 2025 that will batch multiple large load interconnection requests together to evaluate system impacts on a portfolio basis for transmission planning purposes. Separately, ERCOT has adopted new voltage and frequency ride-through requirements applicable to large computational loads (generally defined as loads of at least 75 MW where 50% or more of the demand is computational, such as data centers and bitcoin mining facilities), a category that includes our data center facilities, through Nodal Operating Guide Revision Request (“NOGRR”) 282 and the companion Nodal Protocol Revision Request (“NPRR”) 1308. NOGRR 282 and NPRR 1308 were approved by the PUCT and are scheduled to become effective on August 1, 2026. These requirements, among other things, raise the high-frequency ride-through threshold applicable to large loads to 63.0 Hz and extend dynamic modeling requirements to large loads, and may require us to install additional equipment, modify our facilities, and demonstrate specified ride-through capabilities designed to ensure our facilities remain connected to, and do not destabilize, the ERCOT grid during frequency or voltage disturbances. These requirements provide an exemption for large computational loads that were operational, or had received ERCOT’s written approval to energize (or had signed an interconnection agreement or received notice to proceed), on or before November 14, 2025, subject to specified conditions; we can provide no assurance that our Rockdale Facility, our Corsicana Facility, or any expansion capacity will qualify for this exemption, and to the extent they do not, we may incur significant costs to achieve and demonstrate compliance. These developments, together with potential requirements relating to grid stability, voltage ride-through, frequency ride-through, and curtailment obligations, could increase our costs, delay our project timelines, or impose additional operational constraints. In 2024, the PUCT also required operators of large virtual currency mining operations connected to the grid to register their facilities with the PUCT.

If we cannot secure adequate electrical power, whether due to transmission or distribution system reliability curtailments, new interconnection requirements, increased costs, or other regulatory constraints, we may be forced to reduce or shut down our operations, which would have a material adverse effect on our business, prospects, financial condition, and operating results and, consequently, an investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our repurchases of our common stock during the three months ended June 30, 2026:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share (b)	or Programs	or Programs
April 1, 2026 through April 30, 2026	-	$-	N/A	N/A
May 1, 2026 through May 31, 2026	3,700	23.49	N/A	N/A
June 1, 2026 through June 30, 2026	15,036	27.38	N/A	N/A
Total	18,736	$26.61

(a)	During the quarter ended June 30, 2026, pursuant to our 2019 Equity Incentive Plan, certain of our employees surrendered shares of common stock to us to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards.
(b)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following are incorporated by reference herein to the exhibit previously filed with the SEC at the location indicated below or are filed or furnished herewith as indicated below:

Exhibit	Description	Location
2.1	Plan of Merger, dated effective as of December 30, 2022, by and between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 2.1 of the Current Report on Form 8-K filed January 3, 2023.

3.1	Articles of Incorporation filed September 19, 2017.	Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Amendment to the Articles of Incorporation of Riot Blockchain, Inc. dated November 21, 2022.	Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.3	Certificate of Amendment to the Articles of Incorporation of Riot Platforms, Inc. dated June 13, 2024.	Exhibit 3.1 of the Current Report on Form 8-K filed June 18, 2024.

3.4	Amended and Restated Bylaws effective March 26, 2026.	Exhibit 3.1 of the Current Report on Form 8-K filed April 1, 2026.

3.5	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.6	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

10.1 †*	Second Amended and Restated Credit Agreement, dated as of April 21, 2026, between Riot Platforms, Inc. and Coinbase Credit, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed April 27, 2026.

10.2 +	Seventh Amendment to the 2019 Equity Incentive Plan of Riot Platforms, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed June 15, 2026.

10.3 +	2019 Equity Incentive Plan of Riot Platforms, Inc., as amended	Exhibit 10.2 of the Current Report on Form 8-K filed June 15, 2026.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Filed herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Filed herewith.

101

The following financial statements and notes from the Company’s Quarterly Report for the three and six months ended June 30, 2026, are formatted in iXBRL (inline XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026

Filed herewith.

and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 10, 2026	RIOT PLATFORMS, INC. (Registrant)

/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Jason Chung
Jason Chung
Chief Financial Officer (Principal Financial Officer)