Form 10-Q
period 2026-09-30
Riot Platforms, Inc.
filed 2026-11-04
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Securities registered under Section 12(b) of the Securities Exchange Act:
Common Stock, no par value per share	RIOT	The Nasdaq Capital Market
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2026, the registrant had 375,183,965 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those that are incorporated by reference herein. All statements in this Quarterly Report and the documents incorporated by reference herein, other than statements of historical fact, are “forward-looking statements” within the scope of this cautionary note, including, but not limited to, statements concerning: our plans, strategies, and objectives for future operations, including the Company’s strategic evolution from a bitcoin mining-focused enterprise to a diversified data center and digital infrastructure company; the integration of new equipment, systems, technologies, services, or developments; the development, construction, and commissioning of the Company’s power capacity for large-scale data center purposes, including artificial intelligence (“AI”) and high-performance computing (“HPC”) uses; the deployment of industrial-scale immersion-cooled bitcoin mining hardware at our Bitcoin Mining facilities in Texas and Kentucky; the anticipated demand for large-scale data centers and specialized compute infrastructure; forecasted delivery timelines for power, cooling, and networking infrastructure; future economic conditions, performance, or outlooks; future political and regulatory conditions; the outcome of contingencies; potential acquisitions or divestitures of digital infrastructure assets; the number and value of bitcoin rewards and transaction fees we earn from our Bitcoin Mining operations; future self-mining hash rate capacity; timing of receipt and deployment of miners; expected cash flows or capital expenditures related to data center build-outs; the anticipated timing of delivery of critical IT load capacity under our data center leases; our ability to obtain long-term financing for our data center development; the outcome of regulatory reviews of large-load interconnection in Texas; our beliefs or expectations; activities, events, or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based on any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” and similar words or expressions; however, forward-looking statements may be made without such terminology.

Such forward-looking statements reflect our management’s current opinions, expectations, beliefs, and assumptions regarding future events based on information available as of the date made. These statements are subject to risks and uncertainties, both identified and unidentified by management, which may prevent anticipated results from materializing or prove to be inaccurate. Such risk factors are described in greater detail under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), and under similar headings in subsequent filings we may make with the SEC. Management cannot predict all risks, their potential impact on our business, or the extent to which any factor, or combination of factors may cause our actual results to differ materially from any forward-looking statements we may make. You should not place undue reliance on these forward-looking statements, which represent management’s views only as of the date the statements are made and do not guarantee future performance or results. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholders’ equity, cash flows, and the market price of our securities.

Accordingly, you should read this Quarterly Report and the other filings we make with the SEC, in their entirety, recognizing that our future results may differ materially from our historical results and from the results expressed in or implied by forward-looking statements. The forward-looking statements contained in this Quarterly Report and other reports and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements and are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the PSLRA.

As used throughout this Quarterly Report, the term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol, which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the coin, bitcoin.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except for share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$669,052	$233,517
Restricted cash	79,170	76,272
Accounts receivable, net	20,433	29,788
Contract assets	19,574	8,308
Prepaid expenses and other current assets	237,044	59,447
Derivative assets, current portion	11,302	41,378
Total current assets	1,036,575	448,710

Property and equipment, net	1,513,368	1,528,716
Bitcoin	201,995	1,227,462
Restricted bitcoin	—	347,979
Deposits	28,149	76,511
Finite-lived intangible assets, net	27,363	30,187
Derivative assets, less current portion	51,186	106,670
Right-of-use assets	35,893	30,171
Goodwill	122,499	122,499
Other long-term assets	26,966	17,862
Total assets	$3,043,994	$3,936,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,138	$23,420
Contract liabilities	70,928	37,117
Accrued expenses and other current liabilities	130,455	142,852
Contingent consideration liabilities, current portion	2,010	6,185
Current portion of debt	67,482	253,887
Operating lease liability, current portion	10,018	6,314
Total current liabilities	297,031	469,775

Operating lease liability, less current portion	22,996	19,648
Contingent consideration liabilities, less current portion	—	2,010
Debt, less current portion	589,163	586,909
Other long-term liabilities	373	19
Total liabilities	909,563	1,078,361

Commitments and contingencies - Note 16

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, no par value; 680,000,000 shares authorized; 375,112,427 and 371,575,652 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4,221,644	4,212,006
Accumulated deficit	(2,087,213)	(1,353,600)
Total stockholders’ equity	2,134,431	2,858,406
Total liabilities and stockholders’ equity	$3,043,994	$3,936,767

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Bitcoin Mining	$115,990	$160,792	$341,621	$444,540
Data Center	18,429	—	74,792	—
Engineering	47,007	19,097	106,467	43,593
Other	—	340	—	6,471
Total revenue	181,426	180,229	522,880	494,604

Costs and expenses:
Cost of revenue (excludes depreciation and amortization presented below):
Bitcoin Mining	88,940	95,765	264,966	248,758
Data Center	11,181	—	58,654	—
Engineering	39,951	13,707	85,122	35,371
Other	—	—	—	11,971
Acquisition-related costs	—	—	—	187
Selling, general, and administrative	68,036	69,832	226,215	217,182
Depreciation and amortization	123,921	82,929	319,439	244,052
Change in fair value of bitcoin	(171,907)	(133,120)	229,369	(395,892)
Change in fair value of derivatives	26,323	(10,792)	86,537	(9,939)
Power curtailment credits	(24,664)	(30,634)	(55,741)	(46,748)
Change in fair value of contingent consideration	—	1	—	(17,641)
Loss on contract settlement	—	—	—	158,137
Gain on acquisition post-close dispute settlement	—	—	—	(26,007)
Loss (gain) on sale/exchange of equipment	(32)	(2,742)	(32)	(2,263)
Casualty-related charges (recoveries), net	—	(47)	3	(166)
Impairment of property and equipment	18,453	15,279	46,425	15,279
Total costs and expenses	180,202	100,178	1,260,957	432,281
Operating income (loss)	1,224	80,051	(738,077)	62,323

Other income (expense):
Interest income	5,622	3,919	11,558	10,650
Interest expense	(2,748)	(8,052)	(8,053)	(16,453)
Gain (loss) on equity method investment - marketable securities	—	28,903	—	(28,192)
Other income (expense)	9	1,344	1,218	1,681
Total other income (expense)	2,883	26,114	4,723	(32,314)

Net income (loss) before taxes	4,107	106,165	(733,354)	30,009

Current income tax benefit (expense)	(73)	(1,685)	(259)	(2,442)

Net income (loss)	$4,034	$104,480	$(733,613)	$27,567

Basic net income (loss) per share	$0.01	$0.30	$(2.09)	$0.08
Diluted net income (loss) per share	$0.01	$0.26	$(2.09)	$0.08

Basic weighted average number of shares outstanding	357,289,543	347,085,375	350,905,328	337,688,455
Diluted weighted average number of shares outstanding	376,211,495	403,179,486	350,905,328	389,070,336

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$4,034	$104,480	$(733,613)	$27,567
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	—	26	—	(1)
Comprehensive income (loss)	$4,034	$104,506	$(733,613)	$27,566

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except for share amounts)

Three Months Ended September 30, 2026

				Total
	Common Stock		Accumulated	stockholders'
	Shares	Amount	deficit	equity
Balance as of July 1, 2026	378,022,964	$4,283,863	$(2,091,247)	$2,192,616
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(2,910,537)	(83,665)	—	(83,665)
Stock-based compensation	—	21,446	—	21,446
Net income (loss)	—	—	4,034	4,034
Balance as of September 30, 2026	375,112,427	$4,221,644	$(2,087,213)	$2,134,431

Three Months Ended September 30, 2025

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	deficit	income (loss)	equity
Balance as of July 1, 2025	363,234,107	$4,063,053	$(767,332)	$195	$3,295,916
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	2,580,892	(2,649)	—	—	(2,649)
Issuance of common stock/At-the-market offering, net of offering costs	5,301,271	74,119	—	—	74,119
Stock-based compensation	—	32,858	—	—	32,858
Net income (loss)	—	—	104,480	—	104,480
Other comprehensive income (loss)	—	—	—	26	26
Balance as of September 30, 2025	371,116,270	$4,167,381	$(662,852)	$221	$3,504,750

Nine Months Ended September 30, 2026

				Total
	Common Stock		Accumulated	stockholders'
	Shares	Amount	deficit	equity
Balance as of January 1, 2026	371,575,652	$4,212,006	$(1,353,600)	$2,858,406
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	3,536,775	(86,184)	—	(86,184)
Issuance of common stock/At-the-market offering, net of offering costs	—	(372)	—	(372)
Stock-based compensation	—	96,194	—	96,194
Net income (loss)	—	—	(733,613)	(733,613)
Balance as of September 30, 2026	375,112,427	$4,221,644	$(2,087,213)	$2,134,431

Nine Months Ended September 30, 2025

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2025	344,890,208	$3,833,882	$(690,419)	$222	$3,143,685
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	3,159,529	(3,236)	—	—	(3,236)
Issuance of common stock/At-the-market offering, net of offering costs	16,076,733	195,181	—	—	195,181
Stock-based compensation	—	92,554	—	—	92,554
Issuance of common stock for asset acquisition	6,989,800	49,000	—	—	49,000
Net income (loss)	—	—	27,567	—	27,567
Other comprehensive income (loss)	—	—	—	(1)	(1)
Balance as of September 30, 2025	371,116,270	$4,167,381	$(662,852)	$221	$3,504,750

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net income (loss)	$(733,613)	$27,567
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	95,823	92,554
Depreciation and amortization	319,439	244,052
Amortization of license fee revenue	—	(388)
Noncash lease expense	7,192	4,265
Amortization of debt issuance costs	2,982	3,243
Change in fair value of bitcoin	229,369	(395,892)
Change in fair value of derivatives	86,537	(9,939)
Change in fair value of contingent consideration	—	(17,641)
Loss on contract settlement	—	35,518
Gain on acquisition post-close dispute settlement	—	(26,007)
Impairment of property and equipment	46,425	15,279
(Gain) loss on equity method investment - marketable securities	—	28,192
Loss (gain) on sale of equipment	(32)	(2,263)
Revenue recognized from bitcoin mined	(341,621)	(444,540)
Changes in assets and liabilities:
(Increase)/decrease in operating assets	(188,489)	(7,963)
Increase/(decrease) in operating liabilities	(11,131)	(13,437)
Net cash provided by (used in) operating activities	(487,119)	(467,400)

Investing activities
Acquisition of assets from Rhodium	—	(7,250)
Acquisition of land	—	(50,858)
Deposits on equipment	(48,217)	(138,071)
Proceeds from sale of bitcoin	1,483,958	290,953
Security deposits	(82)	140
Proceeds from the sale of equity method investment - marketable securities	—	106,073
Purchases of property and equipment, including construction in progress	(225,950)	(118,923)
Purchases of right-of-use assets	—	(3,595)
Casualty-related recoveries (charges)	(3)	166
Net cash provided by (used in) investing activities	1,209,706	78,635

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	—	199,641
Offering costs for the issuance of common stock / At-the-market offering	(372)	(4,460)
Payment of contingent consideration	(6,185)	—
Proceeds from revolving credit facilities	—	61,000
Repayments of revolving credit facilities	—	(6,728)
Proceeds from credit facilities	20,848	200,000
Repayments of credit facilities	(200,000)	—
Debt issuance costs	(12,261)	(2,396)
Repurchase of common shares to pay employee withholding taxes	(86,184)	(3,236)
Net cash provided by (used in) financing activities	(284,154)	443,821

Net increase (decrease) in cash and cash equivalents and restricted cash	438,433	55,056
Cash and cash equivalents and restricted cash at beginning of period	309,789	351,301
Cash and cash equivalents and restricted cash at end of period	$748,222	$406,357

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows – Continued

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental information:
Cash paid for interest, net of amounts capitalized	$7,962	$9,885
Cash paid for taxes	$580	$1,023
Non-cash transactions
Reclassification of deposits to property and equipment	$96,661	$102,848
Construction in progress included in accrued expenses and other current liabilities	$71,033	$1,903
Bitcoin exchanged for employee compensation	$1,618	$3,745
Right-of-use assets exchanged for new operating lease liabilities	$13,564	$7,730

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$233,517	$277,860
Restricted cash	76,272	73,441
Total cash, cash equivalents, and restricted cash as presented above	$309,789	$351,301
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$669,052	$330,745
Restricted cash	79,170	75,612
Total cash, cash equivalents, and restricted cash as presented above	$748,222	$406,357

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business

Riot Platforms, Inc. is a vertically integrated digital infrastructure company principally engaged in developing and optimizing its large-scale power assets. The Company’s business strategy centers on enhancing its electrical infrastructure and deploying it across complementary platforms: (i) bitcoin mining and (ii) scalable data center solutions designed to support non-mining workloads. By leveraging its energy portfolio, engineering capabilities, and operational footprint, the Company aims to capitalize on the accelerating demand for power-intensive compute, supported by capital raised through bitcoin production and sales.

The Company owns and manages multiple large-scale data center facilities in Texas and Kentucky. The Company provides mission-critical power and infrastructure for Bitcoin Mining at its facilities in Rockdale, Texas (the “Rockdale Facility”), Navarro County, Texas (the “Corsicana Facility”), and its two sites in Kentucky (the “Kentucky Facility,” and together with the Rockdale Facility and the Corsicana Facility, the “Facilities”), and for non-mining Data Center operations at the Rockdale Facility and the Corsicana Facility. The Rockdale Facility currently provides up to approximately 700 megawatts (“MW”) of developed capacity for Bitcoin Mining and data center leasing. The Corsicana Facility is currently equipped to provide up to approximately 400 MW of developed capacity for Bitcoin Mining, and upon completion, is expected to have a total of approximately 1 gigawatt (“GW”) of developed capacity available for high-density compute workloads. The Kentucky Facility currently provides approximately 232 MW of developed capacity.

On October 28, 2026, Riot Corsicana, LLC (“Riot Corsicana”), a wholly owned subsidiary of the Company, entered into a long-term powered land lease agreement (the “Corsicana Lease”) with Anthropic PBC (the “Frontier AI Lab”) to provide critical IT load capacity at the Company’s Corsicana Facility. The Corsicana Lease became effective on November 4, 2026. See Note 3. Data Center Operations.

In 2025, the Company began leveraging its core competencies in power optimization, strategic land acquisition, engineering design, and construction execution to develop and monetize portions of its existing facilities and power pipeline through the provision of data center leasing services. During the nine months ended September 30, 2026, the Company entered into long-term data center lease agreements at the Rockdale Facility with Advanced Micro Devices, Inc. (“AMD”) for the deployment of 50 MW of critical IT load capacity (the “AMD Lease”), with the potential for additional expansion of up to a total of 200 MW of critical IT load capacity, and with the Frontier AI Lab for the deployment of 191 MW of critical IT load capacity (the “Rockdale Lease”). See Note 3. Data Center Operations.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Revenue Recognition

Data Center Revenue

The Company generates revenue from its Data Center operations by leasing certain of its property and power access to tenants. Those leases include lease and non-lease components. The Company elected the practical expedient under ASC Topic 842, Leases (“ASC 842”) to combine lease components and non-lease components, including provisioning of power and service agreements, with the same transfer pattern as lease components. If the lease components are predominant and the underlying leases qualify as operating leases, the combined component is accounted for under ASC 842 as lease revenue. Recognition begins when the asset is available for customer use. The Company classifies its leases as operating, sales-type, or direct financing at lease commencement, which determines the pattern of revenue recognition and the presentation of lease-related activity in the Condensed Consolidated Statements of Operations over the lease term.

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

Contract Balances

The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets, and contract liabilities. A receivable is recorded at the invoice amount, net of an allowance for credit losses, in the period in which products or services are provided and when the right to consideration is unconditional. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts do not include a significant financing component. The Company assesses collectability based on several factors, including its past transaction history with the customer and the creditworthiness of the customer.

Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A contract asset exists when products or services have been transferred to customers but payment is conditioned on reasons other than the passage of time, such as upon the satisfaction of additional performance obligations. Revenue is recognized over the contract term, which could potentially give rise to contract assets during certain periods.

A contract liability is recognized when the Company has an unconditional right to a payment before it transfers the products or services to customers.

Change in Reportable Segments

As of December 31, 2025, the Company operated in two reportable business segments: Bitcoin Mining and Engineering. As of September 30, 2026, the Company operated in three reportable business segments: Bitcoin Mining, Data Center, and Engineering.

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

Recently Issued Accounting Pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Condensed Consolidated Financial Statements and to ensure that there are proper controls in place so the Company’s Condensed Consolidated Financial Statements properly reflect the change.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the annual and interim financial statements, disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the updated guidance on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Note 3. Data Center Operations

In 2025, the Company began leveraging its core competencies in power optimization, strategic land acquisition, engineering design, and construction execution to develop and monetize portions of its existing facilities and power pipeline through the provision of data center leasing services.

AMD Lease

In January 2026, the Company entered into a long-term data center lease agreement with AMD, a leading innovator in high-performance computing, graphics, and visualization technologies, at the Rockdale Facility. The AMD Lease included an initial deployment of 25 MW of critical IT load capacity delivered in phases beginning with 5 MW of critical IT load capacity that was

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

delivered in January 2026 and the remaining 20 MW that was delivered in May 2026. The AMD Lease carries a term of 10 years, with three five-year extension options. The AMD Lease included an expansion option for an additional 75 MW of critical IT load capacity and a right of first refusal for another 100 MW, totaling 200 MW.

In April 2026, the Company entered into an amendment to the AMD Lease (the “AMD Lease Amendment”), in which AMD exercised a portion of the existing expansion option in the AMD Lease to provide an additional deployment of 25 MW of critical IT load capacity to be delivered in phases beginning with 10 MW of critical IT load capacity expected to be delivered in November 2026 and the remaining 15 MW expected to be delivered in May 2027. Under the AMD Lease Amendment, AMD holds a remaining balance of 50 MW of reserved critical IT load capacity under the existing expansion option. The AMD Lease Amendment also grants AMD a conditional, first-priority right to lease up to an additional 100 MW of critical IT load capacity, exercisable in increments of not less than 50 MW. If both the remaining 50 MW of reserved capacity under the existing expansion option and the additional 100 MW option are fully exercised, AMD’s total leased capacity at the Rockdale Facility would increase to 200 MW. This conditional, first-priority right replaces the right of first refusal for an additional 100 MW previously granted to AMD in the AMD Lease.

Under the AMD Lease (as amended by the AMD Lease Amendment, the “Amended AMD Lease”), power is provided to AMD at pass-through rates and recognized as variable lease revenue in the same period the related expenses are incurred.

The Company is also required to provide tenant fit-out services to AMD. Tenant fit-out services include the procurement and installation of customer-specific equipment provided in accordance with the terms of the Amended AMD Lease. All associated costs incurred by the Company plus a margin will be reimbursable and paid by AMD.

Rockdale Lease

In August 2026, the Company entered into the Rockdale Lease to provide 191 MW of critical IT load capacity and operations and maintenance services at the Rockdale Facility. The Rockdale Lease includes an initial deployment of 96 MW of critical IT load capacity anticipated to be delivered in December 2027, with the remaining capacity anticipated to be delivered in June 2028.

The Rockdale Lease carries an initial term of 20 years, commencing upon full deployment anticipated in June 2028, and includes provisions for two successive five-year renewal terms at the option of the Frontier AI Lab.

Under the Rockdale Lease, power will be provided to the Frontier AI Lab at pass-through rates and recognized as variable lease revenue in the same period the related expenses are incurred.

In connection with the Rockdale Lease, the Company entered into a senior secured delayed-draw term loan facility in an aggregate principal amount of up to $573.0 million to fund the purchase of long-lead equipment and related project equipment, and certain other expenses, associated with the data center project to be delivered under the Rockdale Lease. See Note 11. Debt for more information.

Summary Data Center Operations Information

The following table presents the components of the Company’s Data Center revenue:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
Operating lease revenue	$7,734	$13,176
Variable lease revenue, including power reimbursement	522	902
Tenant fit-out reimbursement revenue	10,173	60,714
Total Data Center revenue	$18,429	$74,792

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s future minimum operating lease payments to be received as of September 30, 2026. The table includes only base rent for commenced leases and excludes any amounts related to signed but not yet commenced leases, reimbursements, and variable lease components:

Remainder of 2026	$8,460
2027	48,870
2028	56,593
2029	58,293
2030	60,042
Thereafter	393,963
Total undiscounted lease payments	$626,221

Subsequent Data Center Lease

On October 28, 2026, Riot Corsicana entered into the Corsicana Lease with the Frontier AI Lab. The Corsicana Lease became effective and binding on November 4, 2026, upon satisfaction of its conditions to effectiveness, which consisted of approval by the Company’s Board of Directors and approval of the technical specifications for the premises by Riot Corsicana’s third-party consultants.

Under the Corsicana Lease, Riot Corsicana will lease land, powered pads and related infrastructure at the Company’s Corsicana Facility to the Frontier AI Lab for the development and operation of a data center. The premises are expected to provide 910 MW of critical IT load capacity. Riot Corsicana expects to construct and deliver this capacity in three phases comprising a total of 40 blocks, with each phase delivered on a block-by-block basis, as follows:

●	Phase 1, consisting of Blocks 1 through 16 and a total of 400 MW of critical IT load capacity, with the first block targeted to commence on June 28, 2027 and the full phase targeted to commence on September 11, 2027;

●	Phase 2, consisting of Blocks 17 through 24 and a total of 200 MW of critical IT load capacity, with the first block targeted to commence on December 24, 2027 and the full phase targeted to commence on January 28, 2028; and

●	Phase 3, consisting of Blocks 25 through 40 and a total of 310 MW of critical IT load capacity, with the first block and the full phase each targeted to commence on July 30, 2028.

The initial term commences on the commencement date of the first block and expires on the last day of the calendar month in which the 15th anniversary of the commencement date of Phase 3 occurs, and the Frontier AI Lab has two options to extend the term for five years each. The Frontier AI Lab will pay base rent of $130.0 per kilowatt of critical IT load capacity per month for each delivered block of capacity, escalating 3% annually.

The Corsicana Lease is a triple net lease, and the Frontier AI Lab will also bear taxes, insurance, site expenses and the cost of electricity consumed at the premises. Riot Corsicana is responsible, at its own cost, for constructing and delivering the power and site infrastructure and for operating and maintaining the power infrastructure during the term. Riot Corsicana will also reimburse the Frontier AI Lab for certain costs of the data center modules of up to $4.0 million per MW of critical IT power actually achieved, subject to Riot Corsicana obtaining financing on market terms reasonably acceptable to it. If that financing is not available after Riot Corsicana uses commercially reasonable efforts to obtain it, Riot Corsicana will instead provide rent credits that amortize that amount, plus interest at 12% per year, over the remainder of the initial term.

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 18. Segment Information.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract assets

Contract assets are recognized as a result of incurring costs in excess of amounts billed on uncompleted Engineering contracts. As of September 30, 2026 and December 31, 2025, contract assets were $19.6 million and $8.3 million, respectively.

Contract liabilities

Contract liabilities are recognized as a result of amounts billed exceeding costs incurred on uncompleted Engineering contracts and uncompleted amounts related to Data Center tenant fit-out services. As of September 30, 2026, contract liabilities of $70.9 million consisted of $70.5 million attributable to Engineering contracts and $0.4 million attributable to deferred revenue on Data Center tenant fit-out services. As of December 31, 2025, contract liabilities of $37.1 million were attributable to Engineering.

For the three months ended September 30, 2026 and 2025, the beginning balance of contract liabilities recognized as revenue was $23.9 million and $0.8 million, respectively, and $30.5 million and $7.7 million, respectively, for the nine months ended September 30, 2026 and 2025.

For the three months ended September 30, 2026 and 2025, revenue recognized as a result of satisfying performance obligations in previous periods was $ (2.5) million and $0.3 million, respectively, and $(0.6) million and $1.2 million, respectively, for the nine months ended September 30, 2026 and 2025.

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	Remainder of
	2026	2027	2028	Total
Data Center	$386	$—	$—	$386
Engineering	$48,374	$172,000	$3,280	$223,654

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Bitcoin

The following table presents information about the Company’s bitcoin:

	Quantity	Amounts
Balance as of January 1, 2026	18,005	$1,575,441
Revenue recognized from bitcoin mined	4,697	341,621
Change in bitcoin receivable	(2)	(122)
Proceeds from sale of bitcoin	(20,264)	(1,483,958)
Exchange of bitcoin for employee compensation	(18)	(1,618)
Change in fair value of bitcoin	—	(229,369)
Balance as of September 30, 2026	2,418	$201,995

Carrying value of bitcoin as of September 30, 2026 (a)		$168,814
Realized losses on the sale or exchange of bitcoin for the three months ended September 30, 2026 (b)		$(176,008)
Realized losses on the sale or exchange of bitcoin for the nine months ended September 30, 2026 (b)		$(289,217)
Revenue recognized from bitcoin mined for the three months ended September 30, 2026		$115,990
Change in fair value of bitcoin for the three months ended September 30, 2026		$171,907

Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	4,362	444,540
Change in bitcoin receivable	2	(149)
Proceeds from sale of bitcoin	(2,762)	(290,953)
Exchange of bitcoin for employee compensation	(37)	(3,745)
Change in fair value of bitcoin	—	395,892
Balance as of September 30, 2025	19,287	$2,200,053

The following reconciles Bitcoin and Restricted bitcoin as of September 30, 2025 to the amounts above:
Bitcoin	15,987	$1,823,630
Restricted bitcoin (c)	3,300	$376,423
Total	19,287	$2,200,053

Carrying value of bitcoin as of September 30, 2025 (a)		$1,277,024
Realized gains on the sale or exchange of bitcoin for the three months ended September 30, 2025 (b)		$29,455
Realized gains on the sale or exchange of bitcoin for the nine months ended September 30, 2025 (b)		$33,389
Revenue recognized from bitcoin mined for the three months ended September 30, 2025		$160,792
Change in fair value of bitcoin for the three months ended September 30, 2025		$133,120

(a)	The carrying value of bitcoin is equal to the initial value of bitcoin as determined for revenue recognition purposes.
(b)	Bitcoin is sold on a first-in, first-out (FIFO) basis. Realized gains (losses) recognized on sales of bitcoin and exchanges of bitcoin for employee compensation are included in Change in fair value of bitcoin on the Condensed Consolidated Statements of Operations.
(c)	Restricted bitcoin was the Company’s bitcoin pledged as collateral for the Company’s $200 Million Credit Facility, which was voluntarily prepaid in full and terminated on September 21, 2026, at which time all pledged bitcoin was released. See Note 11. Debt for more information.

All additions of bitcoin during the periods presented were generated by the Company’s Bitcoin Mining operations. All dispositions of bitcoin were the result of sales on the open market and exchanges of bitcoin as compensation for certain employees.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Property and Equipment

The following table presents the Company’s property and equipment:

	September 30,	December 31,
	2026	2025
Buildings and building improvements	$832,976	$803,027
Land rights and land improvements	160,333	160,333
Miners and mining equipment	878,017	945,700
Machinery and facility equipment	71,975	54,948
Office and computer equipment	5,165	4,132
Construction in progress	244,881	165,621
Total cost of property and equipment	2,193,347	2,133,761
Less accumulated depreciation	(679,979)	(605,045)
Property and equipment, net	$1,513,368	$1,528,716

The Company incurred impairment charges of $18.5 million and $46.4 million for the three and nine months ended September 30, 2026, respectively, due to certain long-lead items, previously included in Construction in progress related to changes to planned expansions of the Rockdale Facility and Corsicana Facility, being deemed to be impaired as a result of the Company’s decision to instead expand those facilities for data center application purposes.

During the three months ended September 30, 2025, the Company recognized an impairment of $15.3 million on its property and equipment. Certain long-lead items previously included in Construction in progress related to the planned expansion of the Corsicana Facility for bitcoin mining purposes were deemed to be impaired as a result of the Company’s decision to expand the Corsicana Facility for data center application purposes instead. No other impairments for property and equipment were recognized during the three and nine months ended September 30, 2025.

For the three months ended September 30, 2026 and 2025, depreciation expense related to property and equipment totaled $122.7 million and $82.0 million, respectively, and $316.0 million and $241.1 million, respectively, for the nine months ended September 30, 2026 and 2025.

Miners and mining equipment

As of September 30, 2026, the Company had deployed miners in its Bitcoin Mining operations at each of the Facilities.

During the year ended December 31, 2023, the Company entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended (the “Master Agreement”), to acquire miners from MicroBT Electronics Technology Co., Ltd., through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively, “MicroBT”). Between 2023 and 2026, the Company executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 50.9 exahash per second (“EH/s”), for a total purchase price of approximately $828.2 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received through the fourth quarter of 2026, with deployment continuing on an ongoing basis.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Intangible Assets

Finite-lived intangible assets

The following table presents the Company’s finite-lived intangible assets as of September 30, 2026:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(7,135)	$22,265	10
Trademark	6,100	(2,614)	3,486	10
UL Listings	2,700	(1,088)	1,612	12
Patent licenses	560	(560)	—	Various
Finite-lived intangible assets	$38,760	$(11,397)	$27,363

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(4,938)	$24,462	10
Trademark	6,100	(2,156)	3,944	10
UL Listings	2,700	(919)	1,781	12
Patent licenses	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(18,073)	$30,187

For the three months ended September 30, 2026 and 2025, amortization expense related to finite-lived intangible assets was $0.9 million and $0.9 million, respectively, and $2.8 million and $2.9 million, respectively, for the nine months ended September 30, 2026 and 2025.

During the three months ended September 30, 2026, the Company determined that certain of its fully amortized patent licenses were no longer being utilized by the Company and the related value was removed from the amounts herein as of September 30, 2026.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of September 30, 2026:

Remainder of 2026	$944
2027	3,775
2028	3,775
2029	3,775
2030	3,775
Thereafter	11,319
Total	$27,363

The Company did not identify any impairment of its finite-lived intangible assets during the three and nine months ended September 30, 2026 and 2025.

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

For the three months ended September 30, 2026 and 2025, the Company earned credits against future power costs in exchange for power resold of approximately $24.7 million and $30.6 million, respectively, and approximately $55.7 million and $46.7 million, respectively, for the nine months ended September 30, 2026 and 2025. These amounts are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

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

The terms of the Rockdale PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market rate of electricity relative to the fixed price stated in the contract. As of September 30, 2026, the margin-based collateral requirement was zero.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2026, the Company held outstanding electricity futures contracts for 1,097,360 MWh with a combined fair value of $0.9 million included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

The following table presents the realized and unrealized gains and losses recognized by the Company on its electricity futures, which are recognized in Other income (expense) on the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Realized gain (loss)	$(0.2)	$(0.9)	$0.8	$(1.0)
Unrealized gain (loss)	$(0.4)	$-	$(1.6)	$(0.2)

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

Under the requirements contract with MEMSIS, during the year ended December 31, 2024, the Company and MEMSIS entered into a power purchase agreement (the “Corsicana PPA”), a three-year contract (January 1, 2025 through December 31, 2027, but excluding July and August contracts during the period) for a fixed quantity of 25 MW at a fixed price of $43.95 per MWh.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Derivative Valuations

The Company’s contracts accounted for as derivatives include the Rockdale PPA and Corsicana PPA.

The following table presents the unobservable inputs used in the valuation of the Company’s derivatives:

Valuation Date	Significant Unobservable Input	Range			Average
September 30, 2026	Forward prices (per MWh)	$30.46	-	$84.54	$44.59
December 31, 2025	Forward prices (per MWh)	$36.09	-	$106.51	$55.70

Rockdale PPA

For all periods presented, the fair value of the Rockdale PPA was in an asset position and included in Derivative assets on the Condensed Consolidated Balance Sheets.

The following table presents the changes in the estimated fair value of the Rockdale PPA:

Derivative asset balance as of January 1, 2025	$148,673
Change in fair value:
Change due to future price curve	22,023
Change due to passage of time and settlements	(12,884)
Total change in fair value	9,139
Derivative asset balance as of September 30, 2025	$157,812

Derivative asset balance as of January 1, 2026	$147,026
Change in fair value:
Change due to future price curve	(68,594)
Change due to passage of time and settlements	(15,944)
Total change in fair value	(84,538)
Derivative asset balance as of September 30, 2026	$62,488

Corsicana PPA

As of September 30, 2026, the fair value of the Corsicana PPA was in a liability position of $1.0 million, which was included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, due to a significant decline in forward power prices used to determine the fair value, relative to the contracted price. As of January 1, 2025, September 30, 2025, and December 31, 2025, the fair value was in an asset position and included in Derivative assets on the Condensed Consolidated Balance Sheets.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the changes in the estimated fair value of the Corsicana PPA:

Derivative asset balance as of January 1, 2025	$822
Change in fair value:
Change due to future price curve	761
Change due to passage of time and settlements	39
Total change in fair value	800
Derivative asset balance as of September 30, 2025	$1,622

Derivative asset balance as of January 1, 2026	$1,022
Change in fair value:
Change due to future price curve	(2,182)
Change due to passage of time and settlements	183
Total change in fair value	(1,999)
Derivative liability balance as of September 30, 2026	$(977)

The estimated fair values of the Rockdale PPA and Corsicana PPA are classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs used in the valuation. These inputs include the fixed price of each block for the 345 MW of power to be delivered under the Rockdale PPA and 25 MW of power to be delivered under the Corsicana PPA. The valuation relies on discounted cash flow estimation models incorporating quoted commodity exchange spot and forward prices in MWh adjusted for basis spreads for load zone-to-hub differentials through the term of the Rockdale PPA, which is scheduled to end as of April 30, 2030, and the term of the Corsicana PPA, which is scheduled to end as of December 31, 2027, and a discount rate of 24.7%. Actual power usage is not a variable input in the determination of the fair value as the price and quantity of power to be delivered per the Rockdale PPA and the Corsicana PPA are fixed despite the existence of multiple blocks with separate power amounts.

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

Note 9. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of January 1, 2026	$52,659
Additions	48,217
Reclassifications to property and equipment	(96,661)
Balance as of September 30, 2026	$4,215
Security deposits:
Balance as of January 1, 2026	$23,852
Additions	141
Deposits returned	(59)
Balance as of September 30, 2026	23,934
Total long-term deposits	$28,149

Deposits on Equipment

During the nine months ended September 30, 2026, the Company made deposits and advance payments of $48.2 million to MicroBT for the purchase of miners and reclassified $96.7 million of deposits made to MicroBT (see Note 6. Property and Equipment).

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Security Deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of September 30, 2026, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the Rockdale PPA, resulting in a total of 345 MW under contract at fixed prices at the Rockdale Facility (see Note 8. Power Supply Agreements).

The remainder of the Company’s security deposits consisted of approximately $0.9 million for its offices and facilities.

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Property and equipment	$71,033	$51,288
Power related costs	18,104	27,006
Compensation	21,642	20,940
Insurance	2,444	40
Sales and property tax	8,628	11,228
Interest	1,428	3,647
Legal settlement	—	20,000
Other	7,176	8,703
Total accrued expenses and other current liabilities	$130,455	$142,852

Note 11. Debt

The following table presents the Company’s outstanding debt:

	September 30,	December 31,
	2026	2025
Outstanding principal:
2030 Notes	$594,383	$594,383
$50 Million Credit Facility	34,272	34,272
$20 Million Credit Facility	20,000	20,000
$200 Million Credit Facility	—	200,000
$573 Million Credit Facility	20,848	—
CPACE Note Payable	5,009	5,009
Total outstanding principal	674,512	853,664
Less unamortized debt issuance costs	(17,867)	(12,868)
Debt, net	$656,645	$840,796

Current portion of debt	$67,482	$253,887
Debt, less current portion	589,163	586,909
Debt, net	$656,645	$840,796

2030 Notes

The Company’s 0.75% Convertible Senior Notes due 2030 (the “2030 Notes”) are recognized as long-term debt on the Condensed Consolidated Balance Sheets, net of unamortized debt issuance costs. As of September 30, 2026, the amount recognized was $584.5 million, consisting of $594.4 million principal less $9.9 million of unamortized debt issuance costs. As of December 31, 2025, the amount recognized was $582.2 million, consisting of $594.4 million principal less $12.1 million of unamortized debt issuance costs.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2026 and 2025, amortization of the deferred issuance costs into Interest expense was $0.8 million and $0.8 million, respectively, and $2.3 million and $2.3 million, respectively, for the nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the 2030 Notes had an estimated fair value of approximately $0.9 billion. The estimated fair value is based on quoted prices in an active market and valued at the closing price reported at the end of the period and therefore represents a Level 1 measurement on the fair value hierarchy.

The 2030 Notes are convertible at the option of the holders during the fourth quarter of 2026 because the closing price of the Company’s common stock exceeded 130% of the applicable conversion price for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2026. The Company has the ability and intent to settle potential conversions in the Company’s common stock, at its election. As such, the 2030 Notes continue to be classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

Revolving Credit Facilities

$50 Million Credit Facility

In July 2024, the Company entered into a one-year $50.0 million Revolving Credit Facility (the “$50 Million Credit Facility”). In May 2025, the Company extended the term of the facility through July 15, 2026. In June 2026, the Company extended the term of the facility through July 15, 2027. Revolving loans borrowed by the Company under the $50 Million Credit Facility may be used for general corporate purposes and carry a per annum interest rate of 1.25% plus the Secured Overnight Financing Rate (“SOFR”). Letters of Credit issued under the $50 Million Credit Facility have a one-year term and incur fees of 1.25% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the pledge of cash collateral by the Company equal to 105.0% of the Letter of Credit exposure.

Concurrent with entry into the $50 Million Credit Facility, as required by the agreement, the Company pledged as security $50.0 million in cash collateral held in a control account maintained by the lender. The control account earns interest at a variable rate and is included in Restricted cash on the Condensed Consolidated Balance Sheets. As of September 30, 2026, the variable rate on the control account was approximately 3.6% per annum.

For the three months ended September 30, 2026 and 2025, the Company recognized $0.5 million and $0.6 million, respectively, and for the nine months ended September 30, 2026 and 2025, $1.3 million and $1.0 million, respectively, of interest expense.

The following is a summary of the revolving line of credit under the $50 Million Credit Facility as of September 30, 2026:

September 30,
2026
Total revolving credit facility	$50,000
Revolving loans:
Borrowings outstanding at end of period	$34,272
Weighted average daily borrowings for the period ended	$34,272
Maximum daily borrowings for the period ended	$34,272
Weighted average interest rate for the period ended	4.9%
Interest rate at end of the period	4.9%

Letters of credit issued and outstanding	$15,171
Total available capacity	$557

$20 Million Credit Facility

In August 2024, the Company entered into a two-year $20.0 million Revolving Credit Facility (the “$20 Million Credit Facility”). In July 2026, the Company extended the term of the facility through August 2, 2028. Revolving loans borrowed by the Company under the $20 Million Credit Facility may be used for general corporate purposes and carry a per annum interest rate of 1.60% plus

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

SOFR. Letters of Credit issued under the $20 Million Credit Facility have a one-year term and incur fees of 1.5% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the pledge of cash collateral by the Company equal to 105.0% of the Letter of Credit exposure.

Concurrent with entry into the $20 Million Credit Facility, as required by the agreement, the Company pledged as security $20.0 million in cash collateral held in a control account maintained by the lender. The control account earns interest at a variable rate and is included in Restricted cash on the Condensed Consolidated Balance Sheets. As of September 30, 2026, the variable rate on the control account was approximately 3.2% per annum.

As of September 30, 2026, the Company had no letters of credit issued under the $20 Million Credit Facility.

For the three months ended September 30, 2026 and 2025, the Company recognized $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2026 and 2025, $0.8 million and $0.6 million, respectively, of interest expense.

The following is a summary of borrowings under the $20 Million Credit Facility as of September 30, 2026:

September 30,
2026
Total revolving credit facility	$20,000
Borrowings outstanding at end of period	$20,000
Weighted average daily borrowings for the period ended	$20,000
Maximum daily borrowings for the period ended	$20,000
Weighted average interest rate for the period ended	5.3%
Interest rate at end of the period	5.3%

$200 Million Credit Facility

On April 22, 2025, the Company entered into a $100.0 million credit facility with Coinbase Credit, Inc., which was subsequently upsized on May 20, 2025 to a total commitment of $200.0 million (the “$200 Million Credit Facility”). Under the $200 Million Credit Facility, a multiple drawdown term loan facility in an aggregate principal amount of up to $200.0 million was made available to the Company. The Company utilized the proceeds for key strategic initiatives and general corporate purposes, including capital expenditures related to data center development.

Prior to April 21, 2026, all amounts borrowed under the $200 Million Credit Facility bore interest at an annual rate equal to (a) the greater of (i) the federal funds rate on the date of the applicable borrowing, and (ii) 3.25%, plus (b) 4.50%. The $200 Million Credit Facility had a term of one year following commencement, with the Company having the ability to request a one-year extension, subject to consent by Coinbase Credit, Inc. Amounts borrowed under the $200 Million Credit Facility, including amendments thereto, were secured by a pledge of certain of the Company’s financial assets, including bitcoin, USDC, and cash held in the custody of Coinbase Custody Trust Company, LLC. The pledged collateral under the $200 Million Credit Facility could not be used by the lender to secure any other loan account.

On April 21, 2026, the Company entered into the Second Amended and Restated Credit Agreement with Coinbase Credit, Inc., which extended the maturity of the $200 Million Credit Facility to April 20, 2027, and updated the interest incurred to a fixed annual rate equal to 6.15%.

On September 21, 2026, the Company voluntarily prepaid in full all outstanding principal under the $200 Million Credit Facility, together with all accrued and unpaid interest thereon through the prepayment date. In connection with the prepayment, all of the Company’s obligations under the Second Amended and Restated Credit Agreement were satisfied and discharged, the $200 Million Credit Facility and the lender’s commitment to make further loans thereunder were terminated, and the security interests granted by the Company in the collateral securing the $200 Million Credit Facility, including all bitcoin pledged as collateral, were released. Pursuant to the terms of the Second Amended and Restated Credit Agreement, the Company did not incur any early termination fees or prepayment penalties in connection with the prepayment and termination.

As of December 31, 2025, $200.0 million was drawn against the $200 Million Credit Facility and 3,977 of the Company’s bitcoin were pledged as collateral. The fair value of the pledged bitcoin was recognized in Restricted bitcoin on the Condensed Consolidated

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Balance Sheets.

For the three and nine months ended September 30, 2026, the Company recognized interest expense on the $200 Million Credit Facility of $2.4 million and $10.5 million, respectively, all of which was capitalized into Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2025, $5.2 million and $8.3 million, respectively, of interest expense was incurred, none of which was capitalized. As of September 30, 2025, the variable interest rate was 8.75%.

$573 Million Credit Facility

On August 10, 2026, Riot DC Logistics, LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “$573 Million Credit Facility”) with the lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for a senior secured delayed-draw term loan facility in an aggregate principal amount of up to $573.0 million, available for borrowing during the availability period specified therein. The proceeds of the $573 Million Credit Facility are intended to fund the purchase of long-lead equipment and related project equipment, and certain other expenses, associated with the Company’s 191 MW critical IT load data center project at the Rockdale Facility under the Rockdale Lease.

Borrowings under the $573 Million Credit Facility bear interest, at the Borrower’s election, at a rate per annum equal to (i) the Adjusted Term SOFR rate plus an applicable margin of 2.75% or (ii) the base rate plus an applicable margin of 1.75%, and mature on December 31, 2026. The Borrower is also obligated to pay an undrawn fee of 0.50% per annum on the average daily undrawn commitments, customary agency fees, and other customary fees. The Borrower’s obligations under the $573 Million Credit Facility are guaranteed by each subsidiary of the Borrower and its affiliate, RPI AUS01-0H DC LLC (together with the Borrower, the “Credit Parties”), and are secured by substantially all of the assets of the Borrower, and by the Frontier AI Lab, related to the project. The $573 Million Credit Facility matures on December 31, 2026.

The $573 Million Credit Facility is non-recourse to the Company and its affiliates other than the Credit Parties, subject to certain customary exceptions, including for fraud, willful misrepresentation, or misappropriation of collateral proceeds. The $573 Million Credit Facility contains customary representations, warranties, covenants, and events of default, including covenant limitations on indebtedness, liens, restricted payments, investments, transactions with affiliates, and changes in the nature of the Borrower’s business.

The Company incurred an initial $12.3 million of issuance costs related to the $573 Million Credit Facility, which are amortized into Interest expense on the Condensed Consolidated Statements of Operations or capitalized into Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets over the term of the facility.

The $573 Million Credit Facility is recognized in Current portion of debt on the Condensed Consolidated Balance Sheets, net of unamortized issuance costs. As of September 30, 2026, $12.8 million was recognized, consisting of $20.8 million principal less $8.0 million of unamortized debt issuance costs.

For the three and nine months ended September 30, 2026, the Company recognized interest and amortization of issuance costs on the $573 Million Credit Facility of $4.9 million, all of which was capitalized into Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets. As of September 30, 2026, the variable interest rate was 6.49%.

The carrying value of the $573 Million Credit Facility approximates its fair value as the facility incurs interest at a variable rate, which is tied to a market rate, and has a short maturity.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Payable

The Company has a note payable with a fixed rate of 8.81%. The note matures in December 2035, with annual principal and accrued interest payments due beginning on December 31, 2024.

The following table presents the Company’s future note payable principal payments due as of September 30, 2026:

Remainder of 2026	$343
2027	373
2028	405
2029	443
2030	482
Thereafter	2,963
Total	$5,009

As of September 30, 2026, the note payable had an estimated fair value of approximately $4.9 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the note as of September 30, 2026, primarily consisted of a discount rate range of 10.1% to 12.0%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

Note 12. Leases as Lessee

Operating Leases

As of September 30, 2026, the Company had operating leases primarily for its various corporate offices, the manufacturing facilities of ESS Metron and E4A Solutions, and the Kentucky Facility, all of which expire on various dates through July 2035.

As of September 30, 2026 and December 31, 2025, operating lease right-of-use assets were $32.7 million and $26.7 million, respectively, and operating lease liabilities were $33.0 million and $26.0 million, respectively.

Finance Lease

In August 2025, the Company entered into a lease for equipment located at the Kentucky Facility. The lease expires on December 31, 2029, at which time title to the leased equipment will be transferred to the Company.

As of September 30, 2026 and December 31, 2025, the finance lease right-of-use asset was $3.2 million and $3.4 million, respectively, and there was no remaining lease liability.

The following table presents the components of the Company’s lease expense. Ground and facilities lease expenses are included in Cost of revenue, office lease expenses are included in Selling, general, and administrative, and finance leases are amortized into Depreciation and amortization on the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$90	$60	$270	$60
Operating lease cost	3,295	1,868	9,286	5,368
Variable lease cost	376	109	982	308
Total lease expense	$3,761	$2,037	$10,538	$5,736

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents supplemental lease information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating leases net operating cash outflows	$2,559	$1,201	$8,469	$5,240
Right-of-use assets exchanged for new operating lease liabilities	$—	$1,768	$13,564	$7,730
New right-of-use assets associated with finance leases	$—	$3,595	$—	$3,595
Weighted-average remaining lease term – operating leases	3.7	5.4	3.7	5.4
Weighted-average discount rate – operating leases	6.6%	7.3%	6.6%	7.3%

The following table presents the Company’s future minimum operating lease payments as of September 30, 2026:

Remainder of 2026	$3,757
2027	10,816
2028	9,093
2029	6,751
2030	2,835
Thereafter	3,742
Total undiscounted lease payments	36,994
Less present value discount	(3,980)
Present value of lease liabilities	$33,014

Note 13. Stockholders’ Equity

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

During the nine months ended September 30, 2026, the increase of approximately 3.5 million shares of common stock outstanding was attributable to the awarding of approximately 8.2 million restricted stock awards (“RSAs”) and the issuance of approximately 1.4 million shares of common stock in settlement of an equal number of fully vested restricted stock units (“RSUs”), net of approximately 4.3 million shares, with a fair value of approximately $86.2 million, withheld to cover taxes related to the vesting and settlement of such RSAs, as permitted by the 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). These increases were partially offset by the forfeiture of approximately 1.8 million RSAs.

At-the-Market Equity (“ATM”) Program

During 2025 and 2024, the Company offered and sold shares of its common stock through ATM offering programs pursuant to sales agreements with sales agents (each, an “ATM Program”).

In December 2025, the Company established the 2025 ATM program, under which it could offer and sell up to $500.0 million in shares of the Company’s common stock (the “2025 ATM Program”).

During the nine months ended September 30, 2026, no shares were sold under the 2025 ATM Program, and as of September 30, 2026, all $500.0 million in shares of the Company’s common stock were available for sale under the 2025 ATM Program.

In August 2024, the Company established the August 2024 ATM program, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock (the “August 2024 ATM Program”).

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2025, the Company received net proceeds of approximately $195.2 million ($199.6 million of gross proceeds, net of $4.5 million in commissions and expenses) from the sale of 16,076,733 shares of its common stock at a weighted average price of $12.42 per share under its August 2024 ATM Program. Effective December 30, 2025, the sales agreement associated with the August 2024 ATM Program was terminated and no additional shares of the Company’s common stock were offered or sold under the August 2024 ATM Program.

Warrants

During the year ended December 31, 2021, the Company issued warrants to XMS Capital Partners, LLC (“XMS”) as partial payment for its advisory services in connection with the acquisition of Whinstone. The warrants entitled XMS to purchase up to 63,000 shares of the Company’s common stock at a purchase price of $48.37 per share. The warrants expired on August 12, 2026.

The warrants were recognized as a liability with a fair value of zero upon issuance and a redemption value of zero as of December 31, 2025.

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

As of September 30, 2026, the Company had 19,881,051 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Performance-based stock awards and units	$15,288	$26,934	$75,792	$78,245
Service-based stock awards and units	6,158	5,540	21,291	13,804
Stock options	—	384	(889)	505
Total stock-based compensation	$21,446	$32,858	$96,194	$92,554
Capitalized stock-based compensation	(2)	—	(371)	—
Total stock-based compensation, net of amounts capitalized	$21,444	$32,858	$95,823	$92,554

Stock-based compensation expense is recognized in Selling, general, and administrative on the Condensed Consolidated Statements of Operations. Capitalized stock-based compensation is recognized in Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets.

Performance-Based Awards and Units

Performance-based RSAs and RSUs are eligible to vest either over a three-year performance period based on a market driven comparison of the Company’s total shareholder return and the performance of the Russell 3000 Index or annually based on the achievement of certain Company-determined performance milestones.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2026	21,130,659	$12.68
Granted	5,398,095	$9.50
Vested	(15,625,512)	$14.74
Forfeited	(897,229)	$8.59
Balance as of September 30, 2026	10,006,013	$8.11

As of September 30, 2026, there was approximately $47.0 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.6 years.

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2026	1,769,038	$12.55
Granted	15,784	$8.96
Vested	(1,246,426)	$15.25
Forfeited	—	$—
Balance as of September 30, 2026	538,396	$6.20

As of September 30, 2026, there was approximately $0.9 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.8 years.

Service-Based Awards and Units

Service-based RSAs and RSUs vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2026	3,011,220	$10.97
Granted	2,829,129	$13.10
Vested	(1,388,436)	$12.42
Forfeited	(896,885)	$10.19
Balance as of September 30, 2026	3,555,028	$12.30

As of September 30, 2026, there was approximately $33.4 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2026	230,411	$12.00
Granted	174,092	$13.21
Vested	(141,853)	$13.38
Forfeited	—	$—
Balance as of September 30, 2026	262,650	$12.05

As of September 30, 2026, there was approximately $2.2 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.1 years.

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

The following table presents a summary of the activity of the stock options:

	Number of Options	Exercise Price
Balance as of January 1, 2026	1,166,861	$8.07
Granted	—	$—
Vested	—	$—
Forfeited	(1,166,861)	$8.07
Balance as of September 30, 2026	—	$—

In April 2026, all stock option awards were forfeited in connection with the mutual separation of Jonathan Gibbs, former Chief Data Center Officer, and the Company.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of September 30, 2026
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$201,995	$201,995	$—	$—
Derivative assets(b)	$62,488	$—	$—	$62,488
Derivative liabilities(c)	$977	$—	$—	$977
Contingent consideration liabilities(d)	$2,010	$—	$—	$2,010

	Fair value measured as of December 31, 2025
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,227,462	$1,227,462	$—	$—
Restricted bitcoin(a)	$347,979	$347,979	$—	$—
Derivative assets(b)	$148,048	$—	$—	$148,048
Contingent consideration liabilities(d)	$8,195	$—	$—	$8,195

(a)	See Note 5. Bitcoin.
(b)	See Note 8. Power Supply Agreements.
(c)	See Note 8. Power Supply Agreements. Derivative liability balances are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 16. Commitments and Contingencies.

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

As of September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses and other current liabilities approximated their carrying values because of the short-term nature of these instruments.

Note 16. Commitments and Contingencies

Commitments

Miners and mining equipment

Through September 30, 2026, the Company has paid approximately $827.4 million in total deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described in Note 6. Property and Equipment. As of September 30, 2026,

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Company has a remaining commitment of $0.8 million for the purchase of miners, which is expected to be paid through the fourth quarter of 2026.

Infrastructure

During 2024, the Company entered into agreements related to water supply infrastructure for the Corsicana Facility, resulting in total remaining commitments of approximately $2.1 million as of September 30, 2026. The Company expects to incur these costs through the remainder of 2026.

Contingent consideration liabilities

Block Mining

As part of the July 23, 2024 acquisition of Block Mining, a vertically integrated bitcoin mining company based in Kentucky (the “Block Mining Acquisition”), the sellers were eligible to earn an additional $32.5 million in potential earn-out targets, payable in cash or stock, if certain milestones were reached by December 31, 2025. This contingent consideration had an acquisition date fair value of $26.1 million.

As of December 31, 2025, the Block Mining Acquisition contingent consideration had an estimated fair value of $6.2 million, which was recognized on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, current portion.

During the three months ended September 30, 2026, the Company and the sellers agreed upon the milestones reached and the Company paid the $6.2 million that had been accrued. There were no other changes to the fair value of the Block Mining Acquisition contingent consideration during the three and nine months ended September 30, 2026.

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

As of September 30, 2026 and December 31, 2025, the E4A Solutions Acquisition contingent consideration had an estimated fair value of $2.0 million. It is recognized at fair value on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, current portion. The fair value measurement as of September 30, 2026 is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, risk-free rates ranging from 3.5% to 3.6% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1.9% based on the median of investment grade and high yield debt instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently produced synthetic credit rating analysis.

There were no changes to the fair value of the E4A Solutions Acquisition contingent consideration during the three and nine months ended September 30, 2026.

For the three and nine months ended September 30, 2025, the change in fair value of the Company’s total contingent consideration was a loss of less than $0.1 million and a gain of $17.6 million, respectively.

Contingencies

Legal Proceedings

The Company and its subsidiaries are subject at times to various claims, lawsuits and governmental proceedings relating to our business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims,

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

lawsuits, and proceedings seek damages, including direct, consequential, exemplary, and/or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in the ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect itself from such claims. In terms of any matters where there is no insurance coverage available to us, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded on the Condensed Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statements, then the Company discloses the range of possible loss. Costs related to the defense of such claims are recorded as they are incurred. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting our defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that any material loss, if any, will result from any claims, lawsuits, and proceedings to which it is subject, either individually, or in the aggregate.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legacy Hosting Customer Disputes

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet Group, Inc., (collectively, “GMO”) filed a complaint against Whinstone alleging breach of a colocation services agreement between GMO and Whinstone, which has since been terminated, seeking damages in excess of $150.0 million for lost profit and profit sharing payments GMO alleges it was owed from Whinstone. The case is pending in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-JPC). Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25.0 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496.0 million in damages, for loss of future profits and future profit sharing payments GMO alleges would have been received through the term of the agreement, based on Whinstone’s allegedly wrongful termination of the colocation services agreement as of June 29, 2023. On August 26, 2025, GMO filed its fifth amended complaint including the Company as a defendant. On September 29, 2025, the Company filed a motion to dismiss the fifth amended complaint. On January 8, 2026, Whinstone filed a motion for summary judgment seeking dismissal of almost all claims against it, and GMO filed a motion for partial summary judgment on certain issues.

On September 30, 2026, the court issued an Opinion and Order on the parties' pending motions. The court dismissed all claims against the Company, with prejudice. On the parties' cross-motions for summary judgment, the court granted Whinstone’s motion for summary judgment dismissing two of GMO’s breach-of-contract claims for invoice overcharges and for the installation environment, and dismissed all of Whinstone's counterclaims. The court granted GMO’s motion for partial summary judgment as to liability (but not damages), subject to certain limitations that may narrow the scope of liability, on four other breach-of-contract claims for the Louisiana power shortage; specified power draw; service uptime; and miner removal, which are subject to certain limitations that may limit liability. The court reserved GMO’s two largest claims, for wrongful termination and for a share of the power-sale proceeds, to be resolved at trial as to both liability and damages. Damages on all surviving claims remain to be determined, and as such, the Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time. A bench trial is scheduled to begin on January 5, 2027.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17. Earnings Per Share (“EPS”)

The following table presents potentially dilutive securities that were included in the computation of diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$4,034	$104,480	$(733,613)	$27,567
Interest incurred on the 2030 Notes, net of income taxes	—	938	—	3,063
Numerator for diluted EPS	$4,034	$105,418	$(733,613)	$30,630

Denominator:
Denominator for basic EPS - weighted average shares outstanding	357,289,543	347,085,375	350,905,328	337,688,455
Effect of dilutive securities:
Unvested RSAs	17,610,720	14,916,070	—	10,614,282
Unvested RSUs	1,311,233	1,184,944	—	779,472
Stock options	—	4,970	—	—
2030 Notes	—	39,988,127	—	39,988,127
Dilutive potential common shares	18,921,952	56,094,111	—	51,381,881
Denominator for diluted EPS - adjusted weighted average shares outstanding	376,211,495	403,179,486	350,905,328	389,070,336

Basic EPS	$0.01	$0.30	$(2.09)	$0.08
Diluted EPS	$0.01	$0.26	$(2.09)	$0.08

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Warrants to purchase common stock	—	63,000	—	63,000
Unvested RSAs(a)	—	—	13,561,041	—
Unvested RSUs	—	—	801,046	227,353
Stock options	—	—	—	1,166,861
2030 Notes	39,988,127	—	39,988,127	—
Total	39,988,127	63,000	54,350,214	1,457,214

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

All revenue and cost of revenue from intersegment transactions have been eliminated in the Condensed Consolidated Statements of Operations.

The following tables present segment revenue and segment gross profit (loss), including the significant expense items reviewed by the CODM:

Three Months Ended September 30, 2026

	Bitcoin Mining	Data Center	Engineering	Total
Revenue from external customers	$115,990	$18,429	$47,007	$181,426
Intersegment revenue	152	—	9,819	9,971
Segment revenue	116,142	18,429	56,826	191,397

Reconciliation of revenue
Elimination of intersegment revenue				(9,971)
Total consolidated revenue				181,426

Less:
Power	74,849	526	—	75,375
Compensation	5,258	959	—	6,217
Insurance on miners	882	—	—	882
Water and property tax	5,887	—	—	5,887
Tenant fit-out costs	—	9,534	—	9,534
Materials	—	—	32,088	32,088
Labor	—	—	3,009	3,009
Other segment items(a)	2,728	162	11,587	14,477
Segment gross profit (loss)	$26,538	$7,248	$10,142	$43,928

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended September 30, 2025 (b)

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$160,792	$19,097	$179,889
Intersegment revenue	—	6,818	6,818
Segment revenue	160,792	25,915	186,707

Reconciliation of revenue
Other revenue(c)			340
Elimination of intersegment revenue			(6,818)
Total consolidated revenue			180,229

Less:
Power	82,370	—	82,370
Compensation	4,801	—	4,801
Insurance on miners	1,462	—	1,462
Ground rent and related water and property tax	3,604	—	3,604
Materials	—	6,862	6,862
Labor	—	940	940
Other segment items(a)	3,528	5,905	9,433
Segment gross profit (loss)	$65,027	$12,208	$77,235

Nine Months Ended September 30, 2026

	Bitcoin Mining	Data Center	Engineering	Total
Revenue from external customers	$341,621	$74,792	$106,467	$522,880
Intersegment revenue	152	—	36,441	36,593
Segment revenue	341,773	74,792	142,908	559,473

Reconciliation of revenue
Elimination of intersegment revenue				(36,593)
Total consolidated revenue				522,880

Less:
Power	220,665	907	—	221,572
Compensation	15,602	1,407	—	17,009
Insurance on miners	3,420	—	—	3,420
Water and property tax	18,195	8	—	18,203
Tenant fit-out costs	—	56,147	—	56,147
Materials	—	—	70,185	70,185
Labor	—	—	8,776	8,776
Other segment items(a)	7,748	185	33,884	41,817
Segment gross profit (loss)	$76,143	$16,138	$30,063	$122,344

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2025 (b)

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$444,540	$43,593	$488,133
Intersegment revenue	—	18,152	18,152
Segment revenue	444,540	61,745	506,285

Reconciliation of revenue
Other revenue(c)			6,471
Elimination of intersegment revenue			(18,152)
Total consolidated revenue			494,604

Less:
Power	206,369	—	206,369
Compensation	13,932	—	13,932
Insurance on miners	4,386	—	4,386
Ground rent and related water and property tax	11,466	—	11,466
Materials	—	12,673	12,673
Labor	—	2,907	2,907
Other segment items(a)	12,605	19,791	32,396
Segment gross profit (loss)	$195,782	$26,374	$222,156

(a)	For each reportable segment, the other segment items category primarily consists of:

Bitcoin Mining: Bitcoin miner and network repair and maintenance costs.

Engineering: Manufacturing overhead costs.

(b)	The Company recognized its new Data Center operations as a reportable segment for the three and nine months ended September 30, 2026. Accordingly, for the three and nine months ended September 30, 2025, the Data Center segment is omitted from the table because there was no segment revenue or segment gross profit (loss).
(c)	Other revenue is primarily attributable to legacy Data Center Hosting bitcoin mining revenue and is therefore not included in the total for segment gross profit (loss).

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the reconciliation of segment gross profit (loss) to Net income (loss) before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment gross profit (loss)	$43,928	$77,235	$122,344	$222,156

Reconciling items:
Other profit (loss) (a)	—	340	—	(5,500)
Elimination of intersegment profits	(2,574)	(6,818)	(8,206)	(18,152)
Acquisition-related costs	—	—	—	(187)
Selling, general, and administrative	(68,036)	(69,832)	(226,215)	(217,182)
Depreciation and amortization	(123,921)	(82,929)	(319,439)	(244,052)
Change in fair value of bitcoin	171,907	133,120	(229,369)	395,892
Change in fair value of derivatives	(26,323)	10,792	(86,537)	9,939
Power curtailment credits	24,664	30,634	55,741	46,748
Change in fair value of contingent consideration	—	(1)	—	17,641
(Loss) gain on sale/exchange of equipment	32	2,742	32	2,263
Casualty-related (charges) recoveries, net	—	47	(3)	166
Interest income	5,622	3,919	11,558	10,650
Interest expense	(2,748)	(8,052)	(8,053)	(16,453)
Gain (loss) on equity method investment - marketable securities	—	28,903	—	(28,192)
Loss on contract settlement	—	—	—	(158,137)
Gain on acquisition post-close dispute settlement	—	—	—	26,007
Impairment of property and equipment	(18,453)	(15,279)	(46,425)	(15,279)
Other income (expense)	9	1,344	1,218	1,681
Net income (loss) before taxes	$4,107	$106,165	$(733,354)	$30,009

(a)	Other profit (loss) is primarily attributable to legacy Data Center Hosting bitcoin mining activity for the three and nine months ended September 30, 2025, and is therefore not included in the total for segment gross profit (loss).

Concentrations

For the three and nine months ended September 30, 2026, Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and Data Center revenue generated by the Amended AMD Lease each contributed more than 10% of the Company’s total consolidated revenue.

For the three and nine months ended September 30, 2025, Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool contributed more than 10% of the Company’s total consolidated revenue.

For the three and nine months ended September 30, 2026 and 2025, Bitcoin Mining power was primarily obtained from ERCOT.

For the three and nine months ended September 30, 2026, Data Center power was entirely obtained from ERCOT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information to assist readers in understanding our results of operations and financial condition. This MD&A should be read in conjunction with the Notes and other financial information included elsewhere in this Quarterly Report, and our audited consolidated financial statements included in our 2025 Annual Report.

Unless otherwise indicated, amounts are stated in thousands of U.S. dollars except for: share, per share, per MWh, MW, GW, and miner amounts; bitcoin quantities, prices, and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

Our MD&A is primarily organized as follows:

●	Business Overview and Trends. Highlights of events that impacted our financial position and results of operations.
●	Results of Operations. Analysis of our financial results comparing the three and nine months ended September 30, 2026 and 2025.
●	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements, and their general purpose.
●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments underlying our reported financial results.

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

Business Overview and Trends

General

We are a vertically integrated digital infrastructure company principally engaged in developing and optimizing our large-scale power assets. Our business strategy centers on enhancing our electrical infrastructure and deploying it across two complementary platforms: (i) bitcoin mining and (ii) scalable data center solutions designed to support non-mining workloads. By leveraging our energy portfolio, engineering capabilities, and operational footprint, we aim to capitalize on the accelerating demand for power-intensive compute, supported by capital raised through bitcoin production and sales.

We operate in three reportable business segments: Bitcoin Mining, Data Center, and Engineering.

We own and manage multiple large-scale data center facilities in Texas and Kentucky that provide mission-critical power and infrastructure for our Bitcoin Mining operations at our Facilities, and non-mining Data Center operations at our Rockdale Facility and Corsicana Facility. Our Rockdale Facility in Texas currently provides up to approximately 700 MW of developed capacity for Bitcoin Mining and Data Center leasing and is, we believe, among the largest digital infrastructure campuses in North America, as measured by developed capacity. We have completed construction of approximately 400 MW of developed capacity at our second large-scale Texas development, the Corsicana Facility. We expect the Corsicana Facility to reach approximately 1 GW of developed capacity available for high-density compute workloads. The Kentucky Facility currently provides approximately 232 MW of developed capacity.

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

In January 2026, we announced the execution of the AMD Lease to provide 25 MW of critical IT load capacity at our Rockdale Facility. The AMD Lease has an initial term of ten years and provides three successive five-year term renewal options at AMD’s discretion. The AMD Lease included an expansion option for an additional 75 MW of critical IT load capacity and a right of first refusal for an additional 100 MW.

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

In August 2026, we announced the execution of the Rockdale Lease to provide 191 MW of critical IT load capacity at the Rockdale Facility. The critical IT load capacity is anticipated to be delivered in phases in December 2027 and June 2028. The Rockdale Lease has an initial term of 20 years and includes provisions for two successive five-year renewal terms at the option of the Tenant. In August 2026, we entered into the $573 Million Credit Facility, for which Morgan Stanley Senior Funding, Inc. serves as administrative agent, to fund the purchase of long-lead equipment and related project equipment, and certain other expenses, associated with the Rockdale Lease.

In November 2026, we announced the execution of the Corsicana Lease to provide 910 MW of critical IT load capacity at the Corsicana Facility with the Frontier AI Lab. The critical IT load capacity is anticipated to be delivered in phases beginning in June 2027, with full delivery anticipated to commence in July 2028.

Business Segments

Bitcoin Mining

During the nine months ended September 30, 2026, we continued to deploy miners across all our Facilities, with the objective of improving our operational efficiency and performance. As of September 30, 2026, we had a total deployed hash rate capacity of 44.9 EH/s, as compared to 38.5 EH/s as of December 31, 2025, an increase of 16.6%.

During the nine months ended September 30, 2026, we mined 4,697 bitcoin, reflecting an increase of 335 bitcoin compared to the 4,362 bitcoin mined during the nine months ended September 30, 2025. The increase was primarily due to our increased average operating hash rate, significantly improved operational efficiency, and decreases in the global network hash rate.

For the nine months ended September 30, 2026 and 2025, Bitcoin Mining revenue was $341.6 million and $444.5 million, respectively. The decrease of $102.9 million was primarily due to lower bitcoin prices during the 2026 period, which averaged $72,732 per bitcoin, as compared to $101,912 per bitcoin for the 2025 period. The decrease was partially offset by a 7.7% increase in bitcoin production, driven by an 18.0% increase in our average operating hash rate, which increased from 31.1 EH/s during the nine months ended September 30, 2025, to 36.7 EH/s during the nine months ended September 30, 2026.

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

Our bitcoin custodian and brokerage services relationships are non-exclusive, and we may change our custodian and brokerage relationships at any time. In October 2026, we transitioned custody of our bitcoin from NYDIG Trust Company LLC (“NYDIG”) to BitGo Bank & Trust, National Association (“BitGo”), and our custodial agreement with NYDIG was terminated effective October 29, 2026. As of September 30, 2026, our bitcoin was held in custody by NYDIG and Coinbase Custody Trust Company, LLC. We continually monitor our bitcoin assets held by our custodians. Our insurance providers do not have inspection rights associated with our bitcoin assets held in cold storage. For additional information regarding our relationships with NYDIG and Coinbase, Inc., on behalf of itself and Coinbase Custody Trust Company, LLC, and, if applicable, Coinbase or Coinbase Custody International Ltd., and a description of our underlying agreements with them, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report.

On October 7, 2026, we entered into a Custodial Services Agreement with BitGo, which became effective on October 10, 2026, and which we amended on October 14, 2026 (as amended, the “BitGo Custodial Agreement”). Under the BitGo Custodial Agreement, BitGo serves as a custodian of our bitcoin. BitGo is a national banking association chartered and supervised by the Office of the Comptroller of the Currency and authorized to exercise trust powers. Our bitcoin is held in segregated on-chain wallets maintained solely for us. BitGo keeps the private keys in segregated cold storage wallets that it controls, and its books and records identify our bitcoin as held solely for our benefit. BitGo holds our bitcoin in a custodial capacity, separate from its own assets. Our bitcoin is not commingled with the assets of BitGo’s other customers, except temporarily as necessary to settle trades that we elect to make, or as required by law. We retain all right, title, and interest in our bitcoin.

BitGo is required to maintain insurance coverage in such types and amounts as are commercially reasonable for its custodial services. That coverage may not be sufficient to cover our losses. Upon reasonable request, BitGo will provide us and our independent auditors with confirmation of the bitcoin held in our custodial accounts, and other information it customarily makes available to its custody clients. We reconcile the bitcoin held in custody against our records on a monthly basis. We pay BitGo a monthly tiered fee based on the value of the bitcoin held in custody, with no minimum fee.

The BitGo Custodial Agreement has an initial term of one year from October 10, 2026, and renews automatically for successive one-year terms unless either party gives notice of non-renewal at least 60 days before the end of the then-current term. We may terminate it at any time on 14 days’ prior written notice, without an early termination fee. Either party may terminate it if the other party fails to cure a material breach within 30 days after notice. BitGo may also suspend or terminate our account in certain circumstances, including as required by law. We have agreed to indemnify BitGo for losses arising from, among other things, our use of its services and our breach of the agreement. BitGo’s liability is generally limited to the fees we paid during the preceding six months. That limit does not apply to fraud or willful misconduct. For gross negligence, BitGo’s liability is limited to the market value of the affected assets.

Operating Metrics

The following table presents our key operating metrics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Bitcoin Mining hash rate, average operating (EH/s)(1)
Rockdale Facility	13.2	14.1	14.0	14.3
Corsicana Facility	13.7	13.9	14.9	13.9
Kentucky Facility	9.3	3.3	7.8	2.9
Combined Bitcoin Mining hash rate, average operating	36.2	31.3	36.7	31.1

All-in power cost (cents/kilowatt-hour)(2)
Rockdale Facility	2.9	2.2	3.3	3.5
Corsicana Facility	3.3	3.7	3.0	3.5
Kentucky Facility	3.5	6.0	4.1	5.1
Combined all-in power cost	3.2	3.2	3.3	3.6

			September 30,
			2026	2025
Bitcoin Mining hash rate, deployed (EH/s)(1)
Rockdale Facility			15.4	16.0
Corsicana Facility			16.6	15.7
Kentucky Facility			12.9	4.8
Combined Bitcoin Mining hash rate, deployed			44.9	36.5

Developed power capacity (MW)(3)
Rockdale Facility			700	700
Corsicana Facility			400	400
Kentucky Facility			232	95
Total power capacity			1,332	1,195

(1)	Hash rate, deployed, represents the total potential hash rate of all our deployed miners as of the end of the period, whereas hash rate, average operating, represents the average total hash rate our deployed miners provided throughout the period. The difference between deployed hash rate and operating hash rate is attributable to down time of all or some of our miners for power curtailments, or repairs and maintenance of bitcoin miners or supporting infrastructure. The difference between deployed and operating hash rate is a key measure in determining the efficiency of our Bitcoin Mining operations.

(2)	All-in power cost is the price we paid throughout the period for our power, net of power curtailments received. Power is overwhelmingly the largest marginal input cost in mining bitcoin and a significant contributor to profitability. Miners with a low cost of power are also able to profitably mine in a wider range of bitcoin prices.

(3)	Developed power is the total amount of electricity our Facilities can utilize as of the end of the period.

The following table presents our cost to mine one bitcoin (amounts in thousands, except Quantity of bitcoin mined and Production value of one bitcoin mined amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of power for self-mining operations	$74,849	$82,370	$220,665	$206,369
Other direct cost of revenue for self-mining operations(1)(2), excluding bitcoin miner depreciation	14,091	13,395	44,301	42,389
Cost of revenue for self-mining operations, excluding bitcoin miner depreciation	88,940	95,765	264,966	248,758
Less: power curtailment credits(3)	(24,664)	(30,634)	(55,741)	(46,748)
Cost of revenue for self-mining operations, net of power curtailment credits, excluding bitcoin miner depreciation	64,276	65,131	209,225	202,010
Bitcoin miner depreciation(4)(5)	64,728	60,106	205,436	177,420
Cost of revenue for self-mining operations, net of power curtailment credits, including bitcoin miner depreciation	$129,004	$125,237	$414,661	$379,430

Quantity of bitcoin mined	1,637	1,406	4,697	4,362
Production value of one bitcoin mined(6)	$70,855	$114,361	$72,732	$101,912

Cost to mine one bitcoin, excluding bitcoin miner depreciation	$39,265	$46,324	$44,544	$46,311
Cost to mine one bitcoin, excluding bitcoin miner depreciation, as a % of production value of one bitcoin mined	55.4%	40.5%	61.2%	45.4%

Cost to mine one bitcoin, including bitcoin miner depreciation	$78,805	$89,074	$88,282	$86,985
Cost to mine one bitcoin, including bitcoin miner depreciation, as a % of production value of one bitcoin mined	111.2%	77.9%	121.4%	85.4%

(1)	Other direct cost of revenue includes compensation, insurance, repairs, and ground lease rent and related property tax.

(2)	For the three months ended September 30, 2026 and 2025, we paid cash of $6.8 million and $60.2 million, respectively, and for the nine months ended September 30, 2026 and 2025, we paid cash of $55.5 million and $152.4 million, respectively, in total deposits and payments for the purchase of miners. Costs to finance the purchase of miners were zero in all periods presented as the miners were paid for with cash from the Company’s cash balance. The seller did not provide any financing, nor did the Company borrow from a third party to purchase the miners.

(3)	Power curtailment credits are credited against our power invoices as a result of temporarily pausing our operations and reselling power under our PPAs and participating in ERCOT’s and MISO’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine bitcoin. These credits are recognized in Power curtailment credits on our Condensed Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine bitcoin.

(4)	We capitalize the acquisition cost of our miners and include these costs in Property and equipment, net on our Condensed Consolidated Balance Sheets. The miners are depreciated over an estimated useful life of three years, during which time, they are expected to contribute to the generation of bitcoin revenue. We do not consider depreciation expense in determining whether it is economical to operate our miners because depreciation is a non-cash expense and is not a variable operating cost that can be avoided even if we curtail operations temporarily. Depreciation expense incurred is disclosed for each respective period in the table above.

(5)	The following table presents the future depreciation expense of all of our bitcoin miners:

Remainder of 2026	$67,749
2027	223,713
2028	103,123
2029	24,682
Total	$419,267

(6)	Computed as revenue recognized from bitcoin mined divided by the quantity of bitcoin mined during the same period.

During 2023 through 2026, we entered into purchase orders under the Master Agreement to acquire new miners from MicroBT. These purchase orders represented a total hash rate of 50.9 EH/s, with a total purchase price of approximately $828.2 million, subject to downward price adjustments as provided by the Master Agreement. These miners are primarily intended for deployment at the Corsicana Facility, which commenced operations in April 2024. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received through the end of 2026, with deployment continuing on an ongoing basis. The Master Agreement provided us with three additional annual options to purchase miners, on the same or more favorable terms as the second purchase order executed under the Master Agreement.

For the three and nine months ended September 30, 2026, Bitcoin Mining revenue was approximately $116.0 million and $341.6 million, respectively.

Summary of Riot’s Bitcoin Mining Results

The following tables present additional information about our Bitcoin Mining activities, including bitcoin production and sales of bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2026	18,005	$1,575,441
Revenue recognized from bitcoin mined	4,697	341,621
Change in bitcoin receivable	(2)	(122)
Proceeds from sale of bitcoin	(20,264)	(1,483,958)
Exchange of bitcoin for employee compensation	(18)	(1,618)
Change in fair value of bitcoin	—	(229,369)
Balance as of September 30, 2026	2,418	$201,995

	Quantity	Amounts
Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from bitcoin mined	4,362	444,540
Change in bitcoin receivable	2	(149)
Proceeds from sale of bitcoin	(2,762)	(290,953)
Exchange of bitcoin for employee compensation	(37)	(3,745)
Change in fair value of bitcoin	—	395,892
Balance as of September 30, 2025	19,287	$2,200,053

The following reconciles Bitcoin and Restricted bitcoin as of September 30, 2025 to the amounts above:
Bitcoin	15,987	$1,823,630
Restricted bitcoin(a)	3,300	376,423
Total	19,287	$2,200,053

(a)	Restricted bitcoin includes the Company’s bitcoin previously pledged as collateral for the Company’s $200 Million Credit Facility, which was voluntarily prepaid in full and terminated on September 21, 2026, at which time all pledged bitcoin was released.

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

For the three and nine months ended September 30, 2026, Data Center revenue was approximately $18.4 million and $74.8 million, respectively, reflecting leasing activity and associated tenant fit-out attributable to the Amended AMD Lease.

Engineering

Our Engineering business designs and manufactures power-distribution equipment and engineered-to-order electrical products. These products support our vertical integration strategy by enabling the internal development of critical electrical equipment and engineering services necessary for developments at our Facilities. This integration helps mitigate execution and counterparty risk in ongoing and future expansion projects. The specialized talent employed in our Engineering business has been instrumental in the development of our industrial-scale immersion-cooled bitcoin mining hardware and supports the design and deployment of our data center build-outs. Our Data Center business is able to leverage Engineering’s market-specific expertise for best-in-class design and speed to market.

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

For the three and nine months ended September 30, 2026, Engineering revenue was approximately $47.0 million and $106.5 million, respectively.

Strategic Goals and Initiatives

Bitcoin Treasury Strategy

Our strategy with respect to the bitcoin we mine and hold (our “Bitcoin Treasury Strategy”) is designed to balance the potential for long-term value appreciation with our need for operational flexibility and liquidity.  Historically, we retained a substantial portion of the bitcoin we mined and selectively sold, or pledged as collateral, portions of our bitcoin holdings to fund operating needs, capital expenditures, and strategic initiatives. As our business has shifted toward the development of data center infrastructure, we have increasingly relied on sales of our bitcoin as a source of liquidity. During the nine months ended September 30, 2026, we sold 20,264 bitcoin for proceeds of approximately $1.5 billion, primarily to fund our data center development and to repay in full the $200 Million Credit Facility, reducing our bitcoin holdings to 2,418 bitcoin as of September 30, 2026. We currently expect to continue to sell substantially all of the bitcoin we mine to fund our data center development and other projects, operating expenses, and working capital needs, and, as a result, we do not expect to accumulate significant bitcoin holdings in the near term.

This approach allows us to use our bitcoin production as a source of funding for our operations and growth initiatives and reduces our need to rely on external debt or equity financing. We regularly evaluate our Bitcoin Treasury Strategy in light of our cash requirements, market conditions, and capital allocation objectives, and we may change it at any time.

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

Ancillary Services

We competitively bid to sell ERCOT and MISO the option to control our electrical load during certain hours. ERCOT and MISO compensate us in the form of credits under the Demand Response Service Programs, which are received whether or not we are called on to power down.

ERCOT’s 4CP Program

At the Rockdale Facility and the Corsicana Facility, we participate in ERCOT’s 4CP Program by voluntarily powering down operations during times of peak demand in summer months. Participation in this program provides substantial savings on transmission costs in the subsequent year’s power bills and contributes to reduced overall power costs.

The following table presents our power curtailment credits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Manual curtailment power credits	$22,938	$30,634	$51,231	$44,996
Demand response power credits	1,726	—	4,510	1,752
Total power curtailment credits	$24,664	$30,634	$55,741	$46,748

The following graph presents the primary decision factors that guide our decision to curtail power usage or power down our mining operations, and when we might resume mining operations:

Challenges, Risks, and Industry Trends

Increased Competition and Global Network Hash Rate

The price of bitcoin reached new all-time highs in 2025, supported by continued institutional investment in the bitcoin spot exchange-traded funds (“ETFs”), global adoption, and increased interest from both retail and sovereign investors, but fell in the first half of 2026 to prices last seen in 2024, before partially recovering during the third quarter of 2026. Bitcoin spot ETFs remained a primary driver of institutional demand. These ETFs, as investment vehicles, provide investors with a broader way to gain exposure to bitcoin through more traditional financial markets. In March 2025, the President of the United States signed an executive order establishing a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile.

During 2023 and 2024, the bitcoin mining industry experienced record growth as the price of bitcoin increased from the lows experienced in early 2023. In 2025, the industry continued to grow, though at a slower pace due to increased network difficulty and more aggressive competition for efficient energy sources globally. The rising bitcoin price renewed opportunities to access capital markets to fund growth, leading to unprecedented expansion in mining operations, which resulted in a doubling of the size of provisioned hash calculation services on the network, as measured by total hash rate. Competition among mining companies intensified in 2025, with top operators focusing on mergers, acquisitions, and direct power procurement contracts to secure stable energy pricing in the face of volatile market conditions. In 2026, the global network hash rate has trended down, which we believe reflects, in part, lower bitcoin prices and the reallocation of capital and power by certain miners to data center development.

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

Vertical Integration

Since 2021, we have focused on a vertically integrated business model. We remain committed to building long-term stockholder value by taking strategic actions to further vertically integrate our business at the Rockdale Facility, developing the Corsicana Facility, expanding the Kentucky Facility, and integrating our acquisitions, including the Block Mining Acquisition and the E4A Solutions Acquisition. Management believes that vertical integration will strengthen each of our business segments by supporting the development of our data center capacity and the operation of our Bitcoin Mining fleet, expanding opportunities for implementing our proprietary power strategy, and positioning us to capitalize on supply chain efficiencies and electrical engineering services through our Engineering segment. We continue to operate our efficient Bitcoin Mining fleet at scale while we develop portions of our Facilities for data center use, realizing the benefits of being an owner and operator of our Facilities.

Prior to the 2024 halving event, shifts in strategy by prominent bitcoin miners focused on implementing vertically-integrated business models by investing in infrastructure, and upgrading and expanding fleets at their own facilities rather than renting out space from a third-party data center. Vertical integration provides additional control over operational outcomes as well as better management of any input costs such as power and overhead fees. Flexibility, and the ability to manage expenses, become increasingly important as the amount of competition on the bitcoin network expands and the block subsidy provided by the network decreases.

We anticipate continued competition and consolidation in the bitcoin mining industry. We are continuously evaluating opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, and our business and financial results may change significantly as a result of such strategic growth.

Grid Curtailment

The Public Utility Commission of Texas (“PUCT”), ERCOT, and Oncor Electric Delivery Company LLC (“Oncor”) collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas. In Kentucky, MISO and Big Rivers Electric Corporation oversee our power supply at our Commerce site, and the Tennessee Valley Authority oversees the delivery and regulation of the power supply at our Blue Steel site. As the bitcoin mining industry has expanded in recent years, regulatory scrutiny on bitcoin mining facilities and their energy consumption has intensified accordingly.

As Texas’s grid operator, ERCOT is responsible for monitoring and testing market participants, including our Bitcoin Mining facilities at the Rockdale Facility and the Corsicana Facility, to evaluate their impact on grid reliability. As part of this process, ERCOT may issue curtailment notices to reduce the power usage at our Texas operations. Our Facilities in Texas are subject to periodic testing and monitoring and have experienced power curtailments in response to instructions we receive from Oncor and ERCOT. Given the inherent uncertainty regarding the duration or extent of power curtailments and testing procedures, we are currently unable to reasonably estimate their potential impact on our operations. If we cannot secure adequate access to electrical power, we may be forced to reduce or shut down our operations. See Part II, Item 1A. “Risk Factors” of this Quarterly Report.

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

Texas Large Load Regulation

Texas legislators, regulators and state officials have recently taken several actions affecting large electrical loads in the ERCOT region, including bitcoin mining and data center facilities. The developments that we currently believe are most relevant to our operations and development plans are summarized below. See also Part II, Item 1A. “Risk Factors” of this Quarterly Report.

Interconnection standards. In 2025, the Texas legislature enacted Senate Bill 6 (“SB 6”), which, among other things, requires the PUCT and ERCOT to establish new interconnection requirements for large loads. In September 2026, the PUCT adopted final large load interconnection standards implementing SB 6 (PUCT Project No. 58481). The standards apply to new or expanded loads of 75 MW or more at a single site in the ERCOT region and require, among other things, a $100,000 study fee; financial security of $50,000 per MW of requested peak demand (or, upon execution of an interconnection agreement, the greater of that amount and allocated transmission upgrade costs); officer-attested technical disclosures; advance payment of direct interconnection costs; and minimum billing demand commitments. Posted security may be forfeited or applied if a project is withdrawn after transmission capacity is allocated or is not energized within 24 months of its scheduled energization date. ERCOT has also implemented a batch study process, announced in December 2025, under which large load interconnection requests are evaluated together on a portfolio basis. Following the initial study cycle (“Batch Zero”), ERCOT is conducting subsequent study cycles, the rules for which remain under development. The existing capacity at our Rockdale Facility and Corsicana Facility is already interconnected and energized. The additional MWs of capacity planned for the expansion of the Corsicana Facility was studied and approved by ERCOT under its prior large load interconnection process, are not subject to the Batch Zero study process, and are classified as base load. Any new site in Texas, or any other expansion that requires a new or modified interconnection, would be subject to these standards and would be studied in a later batch, which would require us to post financial security before interconnection and could extend our development timelines.

Audit and permitting directives. In August 2026, the Governor directed the PUCT and ERCOT to audit data center projects in ERCOT’s Batch Zero interconnection study and to deny interconnection to projects that fail to meet applicable requirements. On August 20, 2026, the PUCT granted ERCOT’s request for good cause exceptions to Batch Zero deadlines to allow time to complete the audit, which has delayed the Batch Zero study and the resulting capacity allocations. ERCOT expects to complete the audit in or around December 2026. Because the existing capacity at our Rockdale Facility and Corsicana Facility was already energized, it is not subject to the audit. On September 21, 2026, the Governor further directed the Texas Commission on Environmental Quality (“TCEQ”) to suspend the issuance of permits sought by data center projects pending completion of the audit and the Texas Water Development Board’s evaluation of the impact of data centers on municipal water supplies.

Water-use reporting. Texas officials have intensified enforcement of the Texas Water Development Board’s mandatory water-use survey requirements, and the Texas Office of the Attorney General (“OAG”) has opened an investigation into data center compliance with those requirements. We have completed the survey in each of the past two years and, to our knowledge, the investigation does not currently include the counties in which we operate.

Transmission cost allocation and curtailment. SB 6 requires the PUCT to amend its wholesale transmission cost-allocation rules by December 31, 2026. The PUCT is considering measures that could require large loads to bear a greater share of transmission upgrade costs, pay minimum demand charges based on contracted peak demand for a period of 20 years, and replace the current four coincident peak (“4CP”) cost-allocation methodology with a twelve coincident peak (“12CP”) methodology. Our participation in ERCOT’s 4CP Program reduces the transmission charges on our power bills in the following year. See “Strategic Goals and Initiatives—Power Strategy” above for further information. If the PUCT adopts a 12CP methodology, we expect our transmission-related charges to increase and the benefit of our 4CP-avoidance strategy to decline, which could increase our all-in power cost at our Texas facilities. SB 6 also requires ERCOT to ensure that utilities serving customers interconnected after December 31, 2025 develop protocols, including the installation of any necessary equipment before interconnection, to enable the curtailment of those loads during firm load-shed events. Because our existing Texas facilities were interconnected before that date, we believe these requirements should not apply to them; however, we may be subject to curtailment in the future pursuant to Interconnection Reliability Operating Limits (“IROLs”) if we are unable to utilize equipment that is sufficiently effective at enhancing grid reliability.

Grid stability requirements. ERCOT’s voltage and frequency ride-through requirements for large computational loads (Nodal Operating Guide Revision Request 282 and Nodal Protocol Revision Request 1308) became effective on August 1, 2026. These requirements establish frequency and voltage ride-through standards for certain large loads, subject to an exemption for loads that were operational, or had received ERCOT’s written approval to energize (or had signed an interconnection agreement, completed the required interconnection studies, posted required financial security, and provided the notice to proceed), on or before November 14, 2025. Our existing operations at the Rockdale Facility and Corsicana Facility qualify for this exemption. Expansion capacity that does not qualify for the exemption may require modifications to cooling equipment and associated electrical systems, and ERCOT is considering a separate NOGRR addressing cooling loads.

In addition, ERCOT, working with transmission service providers, manages the grid to stay within IROLs, which are system limits that, if exceeded, could lead to instability or cascading outages. Because large loads that are exempt from the ride-through requirements may trip offline during grid disturbances, ERCOT has grouped these loads by region, including in North and Central Texas, and established IROLs and mitigation plans for each group. Once a group’s aggregate consumption approaches its limit, ERCOT will activate a mitigation plan, after which each transmission service provider must keep its affected loads at or below an assigned “not to exceed” limit. Our Corsicana Facility is included in an IROL group, and its consumption could be capped or curtailed as other loads in the group increase their consumption, even if our own usage does not change. As of the date of this Quarterly Report, ERCOT has not activated a mitigation plan for this group.

See Part I, Item 1A. “Risk Factors” of the 2025 Annual Report and Part II, Item 1A. “Risk Factors” of this Quarterly Report for additional discussion regarding potential impacts that our competitive and evolving industry may have on our business.

Recent Events Affecting the Company

Global supply chain disruptions and inflationary pressures have, at times, resulted in delays to our miner delivery schedules, infrastructure development timelines, and the manufacturing and delivery schedules within our Engineering segment. These delays are primarily driven by constraints in the globalized supply chains for miners, specialized electrical distribution equipment, and construction materials. While we have to date effectively mitigated these delays without a material impact on our operations, there can be no assurance that we will be successful in mitigating such disruptions in the future.

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

We sell the bitcoin we mine to fund our operations and data center development. During 2026, the decline and volatility in the market price of bitcoin reduced the value of our bitcoin production and holdings and required us to sell more bitcoin than previously anticipated to fund our operations and working capital needs. By developing data center capacity at our Facilities, we aim to reduce our direct exposure to bitcoin price fluctuations and establish a more stable, contracted revenue stream from data center leasing.

Results of Operations

Comparative Results for the Three Months Ended September 30, 2026 and 2025:

Revenue

Total revenue for the three months ended September 30, 2026 and 2025 was $181.4 million and $180.2 million, respectively. Total revenue consists of Bitcoin Mining revenue, Data Center revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our former Data Center Hosting bitcoin mining operations. See below for explanations of changes in revenue by operating segment.

Bitcoin Mining revenue was $116.0 million and $160.8 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $44.8 million was primarily due to lower bitcoin prices in the 2026 period, which averaged $70,855 per bitcoin, as compared to $114,361 per bitcoin for the 2025 period, partially offset by an increase in bitcoin production of 16.4% during the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to a 15.7% increase in our average operating hash rate.

Data Center revenue of $18.4 million for the three months ended September 30, 2026 was attributable to leasing activity and associated tenant fit-out from the Amended AMD Lease. We began recognizing our Data Center operations as a reportable segment in the first quarter of 2026. Accordingly, there were no Data Center revenues for the three months ended September 30, 2025.

Engineering revenue was $47.0 million and $19.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to strong third-party data center demand for custom electrical equipment. Our custom electrical products are used as important components in data center development and in power generation and distribution facilities. There continues to be significant third-party demand for these products due to the increased interest in data center construction, as well as growing worldwide demand for power.

Cost of revenue and operating expenses

The following table presents Cost of revenue for Bitcoin Mining:

	Three Months Ended
	September 30,
	2026	2025
Power	$74,849	$82,370
Compensation	5,258	4,801
Insurance on miners	882	1,462
Ground and facility rent, water, and property tax	5,887	3,604
Other(1)	2,064	3,528
Total Bitcoin Mining cost of revenue	$88,940	$95,765

(1)	All amounts included within Other are individually insignificant.

The decrease of approximately $6.8 million in Cost of revenue for Bitcoin Mining was primarily due to reduced power costs for the three months ended September 30, 2026, as compared to the same period in 2025, partially offset by increased power consumption due to the continued expansion at the Kentucky Facility. The expanded facility requires additional headcount and direct costs. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations.

Data Center Cost of revenue was $11.2 million for the three months ended September 30, 2026, which was attributable to leasing costs and contract services for tenant-fit-out for the Amended AMD Lease. We began recognizing our Data Center operations as a reportable segment in the first quarter of 2026. Accordingly, there was no Data Center Cost of revenue for the three months ended September 30, 2025.

Cost of revenue for Engineering for the three months ended September 30, 2026 and 2025 was $40.0 million and $13.7 million, respectively, an increase of approximately $26.3 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of increased Engineering revenue noted above, the increase was primarily due to increased costs and receipts of materials resulting in our ability to complete projects.

Selling, general, and administrative expenses for the three months ended September 30, 2026 and 2025 were $68.0 million and $69.8 million, respectively, a decrease of approximately $1.8 million. Selling, general, and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The decrease was primarily due to an $11.4 million decrease in stock-based compensation, partially offset by a $7.7 million increase in compensation expense, and a $0.7 million increase in legal and professional fees due to ongoing litigation. The remaining offsetting increase was due to other administrative costs necessary to support our growth.

Depreciation and amortization for the three months ended September 30, 2026 and 2025 was $123.9 million and $82.9 million, respectively, an increase of approximately $41.0 million. The increase was primarily due to increases in miners deployed.

The change in fair value of bitcoin for the three months ended September 30, 2026 and 2025 consisted of gains of $171.9 million and $133.1 million, respectively, and includes realized gains (losses) on bitcoin sold during the period and unrealized gains (losses) to adjust our bitcoin held at the end of each period to fair value.

The change in fair value of our derivatives for the three months ended September 30, 2026 and 2025 was a loss of $26.3 million and a gain of $10.8 million, respectively, and was recorded to adjust the fair value of our PPAs, which were classified as derivatives and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable periods. The loss incurred for the three months ended September 30, 2026 was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models decreasing from $48.60 per MWh as of June 30, 2026 to $44.59 per MWh as of September 30, 2026. The gain recognized for the three months ended September 30, 2025 was primarily attributable to the average of the forward prices increasing from $53.31 per MWh as of June 30, 2025 to $55.90 per MWh as of September 30, 2025.

Power curtailment credits for the three months ended September 30, 2026 and 2025 were $24.7 million and $30.6 million, respectively, and represent sales of unused power under our PPAs and participation in ancillary services under ERCOT and MISO Demand Response Service Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the power grids, such as weather and global fuel costs.

Impairment of property and equipment of $18.5 million and $15.3 million during the three months ended September 30, 2026 and 2025, respectively, was from certain long-lead items previously included in Construction in progress, within Property and equipment, net on the Condensed Consolidated Balance Sheets, related to changes to planned expansions of our Rockdale Facility and Corsicana Facility. These items were deemed to be impaired as a result of our decision to instead expand those facilities for data center application purposes.

Other income (expense)

Interest income for the three months ended September 30, 2026 and 2025 was $5.6 million and $3.9 million, respectively. The increase was primarily due to an increase in average cash balances on deposit.

Interest expense for the three months ended September 30, 2026 and 2025 was $2.7 million and $8.1 million, respectively, and was primarily related to interest paid on our 2030 Notes, revolving lines of credit, and letters of credit. The decrease was primarily related to the capitalization of $7.2 million of incurred interest into Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets, during the three months ended September 30, 2026. No incurred interest was capitalized during the three months ended September 30, 2025.

The gain on equity method investment – marketable securities for the three months ended September 30, 2025 was $28.9 million and was recognized to adjust the fair value of our equity method investment held at the end of each period. The equity method investment was sold in its entirety during the three months ended September 30, 2025.

Comparative Results for the Nine Months Ended September 30, 2026 and 2025:

Revenue

Total revenue for the nine months ended September 30, 2026 and 2025 was $522.9 million and $494.6 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Data Center revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our former Data Center Hosting bitcoin mining operations. See below for explanations of changes in revenue by operating segment.

Bitcoin Mining revenue was $341.6 million and $444.5 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $102.9 million was primarily due to lower bitcoin prices in the 2026 period, which averaged $72,732 per bitcoin, as compared to $101,912 per bitcoin for the 2025 period, partially offset by an increase in bitcoin production of 7.7% due to an 18.0% increase in our average operating hash rate.

Data Center revenue of $74.8 million for the nine months ended September 30, 2026 was attributable to leasing activity and associated tenant fit-out from the Amended AMD Lease. We began recognizing our new Data Center operations as a reportable segment in the first quarter of 2026. Accordingly, there were no Data Center revenues for the nine months ended September 30, 2025.

Engineering revenue was $106.5 million and $43.6 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to the strong third-party data center demand for custom electrical equipment. Our custom electrical products are used as important components in data center development and in power generation and distribution facilities. There continues to be significant third-party demand for these products due to the increased interest in data center construction, as well as growing worldwide demand for power.

Cost of revenue and operating expenses

The following table presents Cost of revenue for Bitcoin Mining:

	Nine Months Ended
	September 30,
	2026	2025
Power	$220,665	$206,369
Compensation	15,602	13,932
Insurance on miners	3,420	4,386
Ground and facility rent, water, and property tax	18,195	11,466
Other(a)	7,084	12,605
Total Bitcoin Mining cost of revenue	$264,966	$248,758

(a)	All amounts included in Other are individually insignificant.

The increase of approximately $16.2 million in Cost of revenue for Bitcoin Mining was primarily due to increased Bitcoin Mining capacity and power consumption due to the 125 MW of power capacity at the Rockdale Facility that was assumed in the settlement of litigation between the Company and Rhodium Encore LLC in April 2025 (the “Rhodium Settlement”) and the continued expansion at the Kentucky Facility. The expanded facilities require additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations. In 2025, we acquired the Rockdale Facility land that was previously subject to a ground lease. As a result, ground rent was zero in 2026.

Data Center Cost of revenue was $58.7 million for the nine months ended September 30, 2026, which was attributable to leasing costs and contract services for tenant-fit-out for the Amended AMD Lease. We began recognizing our new Data Center operations as a reportable segment in the first quarter of 2026. Accordingly, there was no Data Center Cost of revenue for the nine months ended September 30, 2025.

Cost of revenue for Engineering for the nine months ended September 30, 2026 and 2025 was $85.1 million and $35.4 million, respectively, an increase of approximately $49.7 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of increased Engineering revenue noted above, the increase was primarily due to increased costs and receipts of materials resulting in our ability to complete projects.

Selling, general, and administrative expenses for the nine months ended September 30, 2026 and 2025 were $226.2 million and $217.2 million, respectively, an increase of approximately $9.0 million. Selling, general, and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to a $12.7 million increase in compensation expense, a $3.5 million increase in stock-based compensation, and a $2.4 million increase in IT related costs, partially offset by a $10.6 million decrease in legal fees due to recently ending or settling much of our outstanding litigation and a $4.9 million decrease in consulting expense. The remaining increase was due to other administrative costs necessary to support our growth.

Depreciation and amortization for the nine months ended September 30, 2026 and 2025 was $319.4 million and $244.1 million, respectively, an increase of approximately $75.3 million. The increase was primarily due to increases in miners deployed.

The change in fair value of bitcoin for the nine months ended September 30, 2026 and 2025 was a loss of $229.4 million and a gain of $395.9 million, respectively, and includes realized gains (losses) on bitcoin sold during the period and unrealized gains (losses) to adjust our bitcoin held at the end of each period to fair value.

The change in fair value of our derivatives for the nine months ended September 30, 2026 and 2025 was a loss of $86.5 million and a gain of $9.9 million, respectively, and was recorded to adjust the fair value of our PPAs, which were classified as derivatives and measured at fair value. The loss incurred for the nine months ended September 30, 2026 was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models decreasing from $55.70 per MWh as of December 31, 2025 to $44.59 per MWh as of September 30, 2026. The gain recognized for the nine months ended September 30, 2025 was primarily attributable to the average of the forward prices increasing from $51.98 per MWh as of December 31, 2024 to $55.90 per MWh as of September 30, 2025.

Power curtailment credits for the nine months ended September 30, 2026 and 2025 were $55.7 million and $46.7 million, respectively, and represent sales of unused power under our PPAs and participation in ancillary services under ERCOT and MISO Demand Response Service Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the power grids, such as weather and global fuel costs.

The change in fair value of contingent consideration was a gain of $17.6 million for the nine months ended September 30, 2025, as a result of the change in estimates for the potential earnout contingent consideration to the former sellers in the Block Mining Acquisition and the E4A Solutions Acquisition. For the nine months ended September 30, 2026, there was no change in the fair value of contingent consideration attributable to either the E4A Solutions Acquisition or the Block Mining Acquisition, which was settled during the three months ended September 30, 2026.

The loss on contract settlement of $158.1 million in 2025 was attributable to the Rhodium Settlement.

Impairment of property and equipment of $46.4 million and $15.3 million during the nine months ended September 30, 2026 and 2025, respectively, was from certain long-lead items previously included in Construction in progress, within Property and equipment, net on the Condensed Consolidated Balance Sheets, related to changes to planned expansions of our Rockdale Facility and Corsicana Facility. These items were deemed to be impaired as a result of our decision to instead expand those facilities for data center application purposes.

Other income (expense)

Interest income for the nine months ended September 30, 2026 and 2025 was $11.6 million and $10.7 million, respectively, and was earned from interest on cash balances held during the period. The increase was primarily due to an increase in average cash balances on deposit.

Interest expense for the nine months ended September 30, 2026 and 2025 was $8.1 million and $16.5 million, respectively, and was primarily related to interest paid on our 2030 Notes, revolving lines of credit, and letters of credit. The decrease was primarily related to the capitalization of $15.3 million of incurred interest into Construction in progress within Property and equipment, net on the Condensed Consolidated Balance Sheets during the nine months ended September 30, 2026. No incurred interest was capitalized during the nine months ended September 30, 2025.

The loss on equity method investment – marketable securities for the nine months ended September 30, 2025 of $28.2 million was recognized to adjust the fair value of our equity method investment held at the end of each period. The equity method investment was sold in its entirety during the three months ended September 30, 2025.

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

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP performance measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$4,034	$104,480	$(733,613)	$27,567
Interest income	(5,622)	(3,919)	(11,558)	(10,650)
Interest expense	2,748	8,052	8,053	16,453
Income tax expense (benefit)	73	1,685	259	2,442
Depreciation and amortization	123,921	82,929	319,439	244,052
EBITDA	125,154	193,227	(417,420)	279,864

Adjustments:
Stock-based compensation expense, net of amounts capitalized	21,444	32,858	95,823	92,554
Acquisition-related costs	—	—	—	187
Change in fair value of derivatives	26,323	(10,792)	86,537	(9,939)
Change in fair value of contingent consideration	—	1	—	(17,641)
Loss (gain) on equity method investment - marketable securities	—	(28,903)	—	28,192
Loss (gain) on sale of equipment	(32)	(2,742)	(32)	(2,263)
Casualty-related charges (recoveries), net	—	(47)	3	(166)
Loss on contract settlement	—	—	—	158,137
Gain on acquisition post-close dispute settlement	—	—	—	(26,007)
Impairment of property and equipment	18,453	15,279	46,425	15,279
Other (income) expense	(9)	(1,344)	(1,218)	(1,681)
Amortization of license fee revenue	—	(340)	—	(388)
Adjusted EBITDA	$191,333	$197,197	$(189,882)	$516,128

Liquidity and Capital Resources

We generate non-cash revenue through mining bitcoin at our Facilities, which we manage based on our Bitcoin Treasury Strategy, while financing operations and other expenses through sales of our bitcoin holdings, borrowing against our credit facilities, and issuance of common stock under the ATM offering program.

During the nine months ended September 30, 2026, no shares were sold under the 2025 ATM Program. During the nine months ended September 30, 2025, we issued and sold approximately 16.1 million shares of our common stock under our ATM offering program for aggregate net proceeds (net of commissions and expenses) of $195.2 million.

During the nine months ended September 30, 2026, we sold 20,264 bitcoin for proceeds of approximately $1.5 billion. During the nine months ended September 30, 2025, we sold 2,762 bitcoin for proceeds of approximately $291.0 million. We monitor our balance sheet on an ongoing basis and evaluate the amount of bitcoin sold in consideration of our cash requirements for ongoing operations and expansion.

During the nine months ended September 30, 2026, we received $8.6 million in net proceeds (net of issuance costs) from borrowings under the $573 Million Credit Facility and repaid the $200.0 million outstanding under the $200 Million Credit Facility in full.

During the nine months ended September 30, 2025, we received $251.9 million in net proceeds (net of repayments and issuance costs) from borrowings against our credit facilities.

As of September 30, 2026, $20.8 million of principal was outstanding under the $573 Million Credit Facility. The $573 Million Credit Facility matures on December 31, 2026 and is non-recourse to the Company, subject to certain customary exceptions. We expect to repay the $573 Million Credit Facility with the proceeds of long-term project financing, although there can be no assurance that such financing will be received on a timely basis, on acceptable terms, or at all.

As of September 30, 2026, we had net working capital of approximately $739.5 million, which included cash and cash equivalents of $669.1 million. We reported a net loss of $733.6 million during the nine months ended September 30, 2026, which included $446.1 million in non-cash net losses, primarily consisting of depreciation and amortization of $319.4 million, the loss from the change in fair value of bitcoin of $229.4 million, stock-based compensation of $95.8 million, the change in the fair value of derivatives of $86.5 million, and impairment of property and equipment of $46.4 million, partially offset by revenue recognized from bitcoin mined of $341.6 million.

Contractual Commitments and Obligations

As of September 30, 2026, we had a remaining commitment of approximately $0.8 million due to MicroBT for the contractual purchase of miners, which we expect to pay through the fourth quarter of 2026.

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

Lease rent and power reimbursement income is recognized on a monthly basis as costs are incurred and services are provided and revenue generated from providing tenant fit-out services is recognized using the percentage-of-completion method, whereby total costs incurred are divided by total costs expected to be incurred, which reflects progress towards completion of the performance obligation.

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

ATM Equity Offerings

During 2025 and 2024, we offered and sold shares of our common stock through  ATM Program offerings.

The following table sets forth shares sold and net proceeds received (net of sales commissions and expenses) from shares sold under our August 2024 ATM Program:

	Nine Months Ended September 30, 2025
	Shares	Net Proceeds
August 2024 ATM Program	16,076,733	$195,181

As of September 30, 2026, no shares had been sold under the 2025 ATM Program and all $500.0 million of our common stock remained available for issuance and sale pursuant to the 2025 ATM Program. For additional information regarding our ATM Program, see Note 13. Stockholders’ Equity.

Legal Proceedings

We have been named a defendant in several lawsuits, as more fully described in Note 16. Commitments and Contingencies.

Cash Flows

The following table presents a summary of our cash flows:

	Nine months ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(487,119)	$(467,400)
Net cash provided by (used in) investing activities	$1,209,706	$78,635
Net cash provided by (used in) financing activities	$(284,154)	$443,821

Operating Activities

The $19.7 million increase in cash used in operating activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was attributable to an increase in Bitcoin Mining costs of revenue of $16.2 million, primarily driven by increased power costs, increased compensation costs of $12.7 million related to increased headcount to support our growth, and a one-time legal settlement cash payment of $20.0 million during the nine months ended September 30, 2026, partially offset by segment gross profit of $16.1 million from our new Data Center segment that commenced in 2026 and decreased legal fees of $10.6 million due to recently ending or settling much of our outstanding litigation.

Investing Activities

For the nine months ended September 30, 2026, net cash provided by investing activities was primarily attributable to proceeds from the sale of bitcoin of $1.5 billion, partially offset by payments of approximately $226.0 million for the purchase of property and equipment, including construction in progress, for our ongoing expansions and deposits paid for miners of approximately $48.2 million, with anticipated additional payments of $0.8 million to be made through the fourth quarter of 2026.

For the nine months ended September 30, 2025, net cash provided by investing activities was primarily attributable to proceeds from the sale of bitcoin of $291.0 million and proceeds of $106.1 million from the sale of marketable securities, partially offset by purchases and deposits paid for miners and purchases of property and equipment for our ongoing expansions, for which we paid approximately $138.1 million in deposits for the purchase of miners and other equipment, and payments of approximately $118.9 million for the purchase of property and equipment, and payments of $50.9 million for the purchase of land.

Financing Activities

For the nine months ended September 30, 2026, net cash used in financing activities was $284.2 million. No cash was raised through the issuance of common stock during the period. The net cash used in financing activities was primarily attributable to the full repayment of the $200 Million Credit Facility, and $86.2 million in common shares repurchased to satisfy employee tax withholding obligations, partially offset by net borrowings of $8.6 million on the $573 Million Credit Facility.

For the nine months ended September 30, 2025, net cash provided by financing activities primarily consisted of total net proceeds of $251.9 million from our debt and net proceeds from our ATM Program offerings of $195.2 million.

As of September 30, 2026, we had approximately $674.5 million in total principal on our debt outstanding, consisting of $594.4 million under our 2030 Notes, $54.3 million under our revolving credit facilities, $20.8 million under the $573 Million Credit Facility, and $5.0 million under our note payable.

We have primarily financed our strategic growth through proceeds from the sales of bitcoin, issuance of our common stock through ATM Program offerings and various credit facilities, including project-level financing such as the $573 Million Credit Facility, and it is reasonably likely that we will continue to finance our ongoing growth similarly.

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

We have discussed the selection of critical accounting policies and the effect of estimates with the Audit Committee of our board of directors.

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

Stock-Based Compensation

Stock-based compensation expense related to share-based payment awards is measured at the grant date of the award and is estimated based on the fair market value of our common stock on the date of the grant. Compensation cost for performance-based, share-based payment awards is recognized over the performance period when achievement of the milestones and targets becomes probable. We use significant judgment in determining the likelihood of meeting milestones and market conditions. Inputs into valuation models such as Monte Carlo simulations include both the Company’s and the Russell 3000’s historical and expected annual volatilities, and depending on the inputs selected, we could calculate significantly different estimated grant date fair values, materially impacting the valuation of our stock-based awards and the stock-based compensation expense we recognize in future periods.

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

Risks Regarding the Price of Bitcoin

We expect to continue to sell substantially all of the bitcoin we mine to fund our operations and data center development, and the price of bitcoin therefore directly affects our revenue and liquidity. As of September 30, 2026, we held 2,418 bitcoin recognized at a total fair value of $202.0 million.

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

The following table presents the impact of 10% changes in the price of bitcoin on our bitcoin holdings during the applicable period:

	For the nine months ended September 30, 2026		For the nine months ended September 30, 2025
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin
Increase/(Decrease) in Net Income	$168,607	$(168,607)	$220,020	$(220,020)

The decreased sensitivity to price changes in 2026 as compared to 2025 was primarily due to the sales and resulting decrease in our bitcoin holdings in 2026, and as of September 30, 2026, as compared to September 30, 2025.

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

The following table presents the hypothetical impact on our net income of 10% changes in the future power prices (taking into account the dates of maturity of our various fixed price PPAs) used to derive the fair value of the Rockdale PPA and the Corsicana PPA derivatives:

	For the nine months ended September 30, 2026		For the nine months ended September 30, 2025
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Future Power Prices	Future Power Prices	Future Power Prices	Future Power Prices
Increase/(Decrease) in Net Income	$24,523	$(24,523)	$41,702	$(41,702)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 16. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows, and equity as set forth herein and in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report. Except as set forth below, there have been no material changes to the risk factors set forth in our 2025 Annual Report. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, financial condition, results of operations, cash flows, and equity.

The following risk factors supplement, and to the extent inconsistent, supersede, the risk factors previously disclosed in our 2025 Annual Report.

We depend on grid operators, electrical distribution providers, and regulators for access to power, and changes in the laws, rules, and market requirements applicable to large electrical loads could increase our costs, delay or prevent the interconnection of new capacity, or require us to curtail our operations.

Our access to power depends on our electrical distribution providers, grid operators, and regulators. In Texas, the PUCT, ERCOT, and Oncor oversee the regulatory, administrative, and delivery aspects of our power supply. In Kentucky, MISO and Big Rivers Electric Corporation oversee the power supply at our Commerce site, and the Tennessee Valley Authority oversees the power supply at our Blue Steel site. Scrutiny of the electricity consumption of bitcoin mining and data center facilities has intensified at the state and federal levels, including from the Federal Energy Regulatory Commission and the North American Electric Reliability Corporation (“NERC”). This scrutiny has led, and may continue to lead, to new measures that regulate, restrict, or increase the cost of electricity use by large loads such as our facilities.

In Texas, SB 6, enacted in 2025, and the rules adopted and proposed to implement it have changed, and continue to change, the terms on which large loads connect to and use the ERCOT grid. New or expanded large loads must now post significant financial security, pay study and direct interconnection costs in advance, make extensive technical disclosures, and commit to minimum billing demand, and may forfeit posted security if a project is withdrawn or is not energized on schedule. New large loads must also proceed through ERCOT’s batch study process, which has been delayed by a state-directed audit of data center projects, and further delays could postpone the energization of expansion capacity at our Texas facilities or of any new sites. In addition, SB 6 requires ERCOT to ensure that utilities serving customers interconnected after December 31, 2025 develop protocols, including the installation of any necessary equipment before interconnection, to enable the curtailment of those loads during firm load-shed events. SB 6 also requires the PUCT to revise its transmission cost-allocation rules by December 31, 2026. The PUCT is considering measures that could shift a greater share of transmission upgrade costs to large loads, impose long-term minimum demand charges, and replace the current 4CP methodology with a 12CP methodology. If adopted substantially as proposed, these measures could materially increase our transmission-related charges and reduce the benefit of the demand-response and 4CP-avoidance strategies on which we have historically relied. SB 6 further directs ERCOT and the PUCT to establish curtailment obligations for certain large loads during firm load-shed events and a reliability service under which ERCOT may direct large loads to reduce demand on short notice.

ERCOT has also adopted, and continues to develop, grid-stability requirements for large loads. Voltage and frequency ride-through requirements for large computational loads became effective on August 1, 2026. Although our existing operations qualify for an exemption from these requirements, expansion capacity may not qualify. In addition, ERCOT has established IROLs for regional groups of large loads and may limit the aggregate consumption of the loads within a group, which could require us to install additional equipment, modify cooling and electrical systems, or limit our equipment and facility design choices. Our Corsicana Facility is included in one of these groups, and its consumption could be capped or curtailed as other loads in the group increase their consumption, even if our own usage does not change. ERCOT and Oncor also periodically test and monitor our Texas facilities, and we have experienced curtailments in connection with those grid conditions. Any curtailment or interruption of power at our data center facilities could also adversely affect our ability to meet our obligations to our data center tenants.

At the federal level, new or revised NERC reliability standards, whether applied to our facilities directly or through our grid operators and electrical distribution providers, could impose additional technical, reporting, and compliance obligations. In addition, in August 2026, the President issued Executive Order 14421 addressing national security risks associated with certain foreign-produced electric equipment used in the bulk-power system, and the U.S. Department of Energy is considering how to implement it, including through potential procurement restrictions and requirements affecting existing equipment. Depending on how these measures are implemented and whether they apply to infrastructure serving our facilities, they could limit available suppliers, require us to mitigate or replace equipment, increase our costs, or delay the interconnection or expansion of our facilities.

If we cannot secure adequate electrical power on acceptable terms, whether due to reliability curtailments, new interconnection requirements, increased costs, or other regulatory constraints, we may be forced to reduce or shut down our operations or to delay or abandon the development of new capacity, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. For a discussion of recent regulatory developments in Texas, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview and Trends—Texas Large Load Regulation” of this Quarterly Report.

Increasing political and regulatory scrutiny of data centers in Texas could delay or prevent our data center development, increase our costs, and reduce the incentives available to our projects.

Texas state officials have taken a series of actions directed at data center development. In August 2026, the Governor directed the PUCT and ERCOT to audit data center projects in ERCOT’s interconnection process and to deny interconnection to projects that fail to meet applicable requirements. In September 2026, the Governor directed the TCEQ to suspend the issuance of permits sought by data center projects pending completion of that audit and a state evaluation of the impact of data centers on municipal water supplies. The Governor has also indicated that future permitting may be conditioned on, among other things, project sponsors bearing the full cost of dedicated grid infrastructure, reporting electricity and water usage, and complying with local setback ordinances, and has stated an intention to work with the Texas Legislature to eliminate tax exemptions and economic development incentives for data centers. In addition, Texas officials have intensified enforcement of mandatory water-use survey requirements, and the OAG has opened an investigation into data center compliance with those requirements.

Our future data center projects in Texas, including expansions of our existing facilities and any new sites, may require new or modified TCEQ permits or other approvals. These actions, and any similar measures adopted by state or local authorities in Texas or elsewhere, could delay or prevent those projects, increase our compliance and development costs, or reduce or eliminate tax abatements or other incentives on which the economics of our projects depend. Any failure to satisfy applicable reporting obligations could also expose us to enforcement proceedings and penalties and adversely affect our ability to obtain or maintain required permits.

In addition, the PUCT is litigating rulings of the OAG requiring disclosure, under the Texas Public Information Act, of certain facility-location information collected through the PUCT’s energy and water use survey of data centers and virtual currency mining facilities. Depending on the outcome of that litigation and of other public information requests, sensitive information about our facilities that we have submitted to regulators could become public, which could create competitive or security risks and increase our costs to protect that information.

We rely on third-party custodians to safeguard our bitcoin, and the loss, theft, or inaccessibility of bitcoin held in custody, or the failure or insolvency of a custodian, could have a material adverse effect on our liquidity, financial condition, and results of operations.

We currently hold our bitcoin with BitGo Bank & Trust, National Association (“BitGo”) and Coinbase Custody Trust Company, LLC (each, a “Custodian”). In October 2026, we transitioned custody of our bitcoin from NYDIG Trust Company LLC to BitGo. Transitions between custodians require the transfer of bitcoin between wallets and expose us to operational risks, including errors in transfer instructions, delays, and cybersecurity threats targeting assets in transit. Although our bitcoin is held in segregated custodial accounts for our benefit, our Custodians maintain only limited insurance coverage that is shared among their customers, may be modified or terminated without notice to us, and may be insufficient to cover our losses, and our bitcoin is not insured by us or protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

The treatment of digital assets held by a custodian in an insolvency, receivership, or similar proceeding is not fully settled. If a Custodian were to become insolvent, suffer a security breach, or otherwise fail to perform its obligations, our access to our bitcoin could be delayed or our bitcoin could be lost, and we may be required to self-custody our bitcoin until we are able to engage a replacement custodian, which would increase our exposure to theft, loss, and operational error. Any such event could adversely affect our ability to implement our Bitcoin Treasury Strategy and fund our operations and could have a material adverse effect on our liquidity, financial condition, and results of operations and the market price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our repurchases of our common stock during the three months ended September 30, 2026:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share (b)	or Programs	or Programs
July 1, 2026 through July 31, 2026	4,096,470	$20.36	N/A	N/A
August 1, 2026 through August 31, 2026	-	-	N/A	N/A
September 1, 2026 through September 30, 2026	13,035	20.15	N/A	N/A
Total	4,109,505	$20.36

(a)	During the quarter ended September 30, 2026, pursuant to our 2019 Equity Incentive Plan, certain of our employees surrendered shares of common stock to us to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards.
(b)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

10b5-1 Arrangements

During the three months ended September 30, 2026, except as set forth below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

On August 17, 2026, Stephen Howell, the Company’s Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provides for the sale of up to 887,942 shares of our common stock, which includes shares issuable upon the future vesting of equity awards (with the actual number of such shares to be sold reduced by shares withheld to satisfy tax withholding obligations), and will remain in effect until the earlier of February 1, 2028 and the date on which all transactions under the arrangement are completed.

Corsicana Lease

On October 28, 2026, Riot Corsicana entered into the Corsicana Lease with the Frontier AI Lab. The Corsicana Lease became effective and binding on November 4, 2026, upon satisfaction of its conditions to effectiveness, which consisted of approval by the Company’s Board of Directors and approval of the technical specifications for the premises by Riot Corsicana’s third-party consultants.

Under the Corsicana Lease, Riot Corsicana will lease land, powered pads and related infrastructure at the Company’s Corsicana Facility to the Frontier AI Lab for the development and operation of a data center. The premises are expected to provide 910 MW of critical IT load capacity. Riot Corsicana expects to construct and deliver this capacity in three phases comprising a total of 40 blocks, with each phase delivered on a block-by-block basis, as follows:

●	Phase 1, consisting of Blocks 1 through 16 and a total of 400 MW of critical IT load capacity, with the first block targeted to commence on June 28, 2027 and the full phase targeted to commence on September 11, 2027;

●	Phase 2, consisting of Blocks 17 through 24 and a total of 200 MW of critical IT load capacity, with the first block targeted to commence on December 24, 2027 and the full phase targeted to commence on January 28, 2028; and
●	Phase 3, consisting of Blocks 25 through 40 and a total of 310 MW of critical IT load capacity, with the first block and the full phase each targeted to commence on July 30, 2028.

The initial term commences on the commencement date of the first block and expires on the last day of the calendar month in which the 15th anniversary of the commencement date of Phase 3 occurs, and the Frontier AI Lab has two options to extend the term for five years each. The Frontier AI Lab will pay base rent of $130.0 per kilowatt of critical IT load capacity per month for each delivered block of capacity, escalating 3% annually. The Corsicana Lease is a triple net lease, and the Frontier AI Lab will also bear taxes, insurance, site expenses and the cost of electricity consumed at the premises. Riot Corsicana is responsible, at its own cost, for constructing and delivering the power and site infrastructure and for operating and maintaining the power infrastructure during the term. Riot Corsicana will also reimburse the Frontier AI Lab for certain costs of the data center modules of up to $4.0 million per MW of critical IT power actually achieved, subject to Riot Corsicana obtaining financing on market terms reasonably acceptable to it. If that financing is not available after Riot Corsicana uses commercially reasonable efforts to obtain it, Riot Corsicana will instead provide rent credits that amortize that amount, plus interest at 12% per year, over the remainder of the initial term.

If Riot Corsicana delivers capacity more than 60 days late, the Frontier AI Lab is entitled to escalating rent credits, capped at 270 days of base rent for the undelivered blocks in the applicable phase. If a phase is not delivered within 270 days after its target date, the Frontier AI Lab may terminate the Corsicana Lease as to that phase on 30 days’ notice, subject to Riot Corsicana’s right to cure during that notice period; this deadline is extended for force majeure (for up to 365 days) and for delays caused by the Frontier AI Lab. Without the Frontier AI Lab’s consent, Riot Corsicana may not curtail the Frontier AI Lab’s power load (other than as mandatorily ordered by the utility or grid operator) or enroll the premises in voluntary demand response programs. Without the Frontier AI Lab’s consent, Riot Corsicana may not transfer the land to or undergo a change of control (including at the Company level) that would result in control by, certain restricted parties; if it does, the Frontier AI Lab’s remedies include terminating the Lease or purchasing Riot Corsicana’s interest in the premises at 95% of fair market value. The Corsicana Lease contains customary events of default. Riot Corsicana’s right to terminate the Lease is limited to uncured payment defaults and bankruptcy events.

There is no material relationship between the Company or any of its affiliates and the Frontier AI Lab, other than in respect of a leasing relationship.

The foregoing description of the Corsicana Lease does not purport to be complete and is qualified in its entirety by reference to the full text of the Corsicana Lease. The Company intends to file the Corsicana Lease as an exhibit to its Annual Report on Form 10-K for the fiscal year ending December 31, 2026, with certain portions omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

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

10.1 †*

Credit Agreement, dated as of August 10, 2026, by and among Riot DC Logistics, LLC, as borrower, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.

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

101

The following financial statements and notes from the Company’s Quarterly Report for the three and nine months ended September 30, 2026, are formatted in iXBRL (inline XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30,

Filed herewith.

2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

†Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

* Certain schedules, exhibits, and appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally to the SEC, upon request, a copy of any omitted schedule, exhibit, or appendix.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2026	RIOT PLATFORMS, INC. (Registrant)

/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Jason Chung
Jason Chung
Chief Financial Officer (Principal Financial Officer)